Form 10-Q
period 1995-09-30
CORNERSTONE PROPERTIES INC
filed 1995-12-04
CIK 702301

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 1995

[    ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _____to_____

                   Commission File Number 0-10421

                       CORNERSTONE PROPERTIES INC.
         (Exact name of registrant as specified in its charter)

                  Nevada                              74-2170858
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)                Identification No.)

                    31 West 52nd Street, Suite 1600
                        New York, New York 10019
               (Address of principal executive offices)

                            (212) 474-7100
         (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [    ]

              ARICO America Realestate Investment Company
                            (Former name)

 Number of shares of Common Stock outstanding as of
 September 30, 1995:	19,710,255

Total pages = 14
Exhibit Index located on page 13





PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                    CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                                      September 30,December 31,
                                                          1995          1994
                                                      (Unaudited)
           ASSETS

Investment Property, at cost: (Notes 2, 3 and 4)
       Land                                             $  42,073    $   42,073
       Buildings and improvements                         449,719       449,477
       Deferred lease costs                                85,902        85,584
                                                          577,694       577,134
       Less: Accumulated depreciation and amortization    175,708       159,264
          Total investment property                       401,986       417,870

Cash and cash equivalents (Note 1)                         85,071        12,506
Restricted cash                                             2,905         4,732
Other deferred costs, net of accumulated amortization of
$5,152 and $10,093                                          2,783         5,392
Deferred tenant receivables (Note 1)                       31,279        29,596
Tenant and other receivables                                3,346           955
Notes receivable                                            5,294         6,029
Other assets                                                6,839           916
Total Assets                                            $ 539,503     $ 477,996

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Long-term debt (Note 5)                                 $ 319,600     $ 130,500
Borrowings under lines of credit  (Note 6)                    -         236,467
Accrued interest payable                                    1,490         7,469
Accrued real estate taxes payable                          10,829         9,027
Shareholders' distribution payable                            -           3,840
Accounts payable and accrued expenses                       2,581         3,219
Unearned revenue and other liabilities                      6,868        10,190
Total Liabilities                                         341,368       400,712

Minority Interest                                          (6,664)      (6,642)

Commitments and Contingencies (Notes 2, 3, 4, 5, 6 and 7)

Shareholders' Investment
Preferred Stock, $16.50 stated value, 15,000,000 shares
   authorized;3,030,303 shares issued and
   outstanding(Note 8)                                     50,000           -
Common stock, authorized shares (1995-100,000,0000;
  1994-40,000,000); shares issued and outstanding
  (1995-19,710,255; 1994-13,240,500) (Note 8)
Paid-in capital                                           187,704      110,2371
Accumulated deficit                                       (31,008)     (26,311)
Deferred compensation (Note 9)                             (1,897)          -
Total Shareholders' Investment                            204,799        83,926
Total Liabilities and Shareholders' Investment          $ 539,503     $ 477,996

                   The accompanying notes are an integral part of these
                             consolidated financial statements

Item 1. Financial Statements (continued)

                       CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                         (In Thousands, Except Per Share Amounts)
                                      (Unaudited)
                                       Three Months Ended     Nine Months Ended
                                          September 30           September 30
                                       1995         1994        1995       1994
REVENUES
  Office and parking rentals      $  22,132    $  20,916   $  64,211 $   62,660
  Interest and other income           1,135          589       2,707      1,532
    Total Revenues                   23,267       21,505      66,918     64,192

EXPENSES
  Building operating expenses         4,431        5,046      13,631     13,992
  Real estate taxes                   2,943        2,801       8,565      8,243
  Interest expense                    6,717        7,653      22,033     23,125
  Depreciation and amortization       5,566        6,030      16,787     17,486
  Advisory fee                           -           525       1,050      1,575
  Professional fees                     525           75         940        332
  General and administrative            901           46       1,461        431
  Directors' fees                        16           27          64         84
    Total Expenses                   21,099       22,203      64,531     65,268

  Minority Interest                     781          787       2,557      2,750

Income (loss) before
   extraordinary item                 1,387       (1,485)       (170)   (3,826)

Extraordinary loss                     (646)          -       (4,527)       -

NET INCOME (LOSS)                    $  741     $ (1,485)   $ (4,697) $ (3,826)

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM PER SHARE                   $  0.06     $  (0.11)   $  (0.05) $  (0.29)

INCOME (LOSS) PER SHARE             $  0.01     $  (0.11)   $  (0.36) $  (0.29)

                      The accompanying notes are an integral part of these
                                 consolidated financial statements

Item 1. Financial Statements (continued)

                         CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                     (In Thousands)
                                       (Unaudited)
                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                  September 30,  September 30,
                                                      1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $   (4,697)    $  (3,826)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                         16,787         17,486
    Deferred compensation amortization                       173            -
    Extraordinary loss                                     4,527            -
    Unbilled rental revenue                               (1,177)         (549)
    Write-off of deferred financing costs                  1,355            -
    Interest accretion on zero coupon notes                   -           1,154
    Decrease in accrued interest payable                  (5,979)       (6,066)
    Minority interest share of income                      2,557          2,750
    (Increase) decrease in tenant and other receivables   (2,140)         2,453
    Decrease in accounts payable, accrued expenses and    (6,000)       (2,429)

            Total adjustments                             10,103         14,799

            Net cash provided by operating activities      5,406         10,973

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to investment property                        (626)       (1,367)
    Earnest deposits                                      (5,791)            -
    Deferred costs incurred on investments                  (344)           (3)
    Repayment of notes receivable from a related party       983            660
    Loan to a related party                                 (247)         (308)

            Net cash used in investing                    (6,025)       (1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under lines of credit                    (236,467)         1,640
    Proceeds from preferred stock offering                50,000              -
    Proceeds from common stock offering                   90,448              -
    Payments for swap terminations                        (4,094)             -
    Stock issuance costs                                  (6,047)             -
    Borrowings under mortgage loans                      189,100              -
    Decrease in restricted cash                            1,827          1,036
    Distribution to minority partners                     (2,579)      (10,742)
    Distributions to shareholders                         (9,004)      (11,519)

            Net cash provided by (used)
            in financing activities                       73,184       (19,585)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          72,565        (9,630)
CASH AND CASH EQUIVALENTS, beginning of period            12,506         18,441
CASH AND CASH EQUIVALENTS, end of period              $   85,071      $   8,811

Cash paid for interest for the nine months ended September 30, 1995 and 1994 was approximately $28,012,000 and $27,988,000, respectively.

                    The accompanying notes are an integral part of these
                              consolidated financial statements


                          CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1995

(1)	NATURE OF THE COMPANY'S BUSINESS
	AND SIGNIFICANT ACCOUNTING POLICIES

	Nature of the Company's Business: Cornerstone Properties Inc. (formerly ARICO America Realestate Investment Company, until
September 18, 1995), a Nevada Corporation (Cornerstone or the
Company), was formed on May 5, 1981, to invest in major commercial real estate projects in North America. At September 30, 1995, Cornerstone has, through its wholly-owned subsidiary ARICO-Denver, Inc. (ARICO-Denver), a 90 percent general partnership interest in 1700 Lincoln Limited (Lincoln) (Note 2), which operates One Norwest Center in Denver, Colorado; through its wholly-owned subsidiary ARICO-Minneapolis, Inc. (ARICO-Minneapolis), a 50 percent general partnership interest in NWC Limited Partnership (NWC) (Note 3), which operates Norwest Center in Minneapolis, Minnesota; and through its wholly-owned subsidiary ARICO-Seattle, Inc. (ARICO-Seattle), a 50 percent general partnership interest in Third and University Limited Partnership (Third Partnership) (Note 4), which operates Washington Mutual Tower in Seattle, Washington. Certain wholly-owned subsidiaries, One United Realty Corporation (OURC), NWC Funding Corporation and TULP
Funding Corporation, were organized to provide financing for Cornerstone's investments in Lincoln, NWC and Third Partnership.

	General:  	The consolidated financial statements included
herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the nine and three month periods presented have been included. Results for the nine and three months ended September 30, 1995 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

	Principles of Consolidation: The accompanying financial statements include the accounts of Cornerstone and its wholly-owned qualified REIT subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

	Deferred Tenant Receivables: Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases.

	Interest Rate Swap: Cornerstone is a party to an interest rate swap used to hedge its interest rate exposure. The differential to be paid is recognized in the period incurred and included in interest expense.

	Income (Loss) per Share: Income (Loss) per share is computed based on the weighted average number of common shares outstanding of 14,561,104 for 1995 and 13,240,500 for 1994. For 1995, the dividends in arrears applicable to the preferred stock have been deducted from the net loss in computing earnings per share. (See Note 8)


Item 1. Financial Statements (continued)


	Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At September 30, 1995, Cornerstone had commercial paper investments totaling approximately $76,600,000. The commercial paper is rated A1+P1. At September 30,
1995 and December 31, 1994 Cornerstone had on deposit with Deutsche
Bank AG New York Branch (DBNY) substantially all of its cash and cash equivalents, excluding the commercial paper investment for 1995. In addition, Lincoln, NWC and Third Partnership had on deposit with major financial institutions substantially all of their cash and cash equivalents. Cornerstone believes it mitigates its risk by investing in or through a major financial institution. Recoverability of investments is dependent upon the performance of the issuer.


(2)	1700 LINCOLN LIMITED

	Partnership Matters and Operations: Cornerstone , through ARICO-Denver, holds a 90 percent general partnership interest in Lincoln while Hines Colorado Limited holds a 9 percent managing general partnership interest and a 1 percent limited partnership interest. Lincoln was formed on February 5, 1981, and is the owner of the fee interest in the land located in Denver, Colorado, upon which it constructed One Norwest Center, a 50-story office tower with related improvements.


(3)	NWC LIMITED PARTNERSHIP

	Partnership Matters and Operations:  Cornerstone, through
ARICO-Minneapolis, holds a 50 percent general partnership interest in NWC. Sixth & Marquette Limited Partnership, the managing general partner, has a 49 percent general partnership interest and 1 percent limited partnership interest. NWC is the owner of the fee interest in a tract of land and a 55-story office tower, garage and improvements located in Minneapolis, Minnesota, known as Norwest Center.



(4)	THIRD AND UNIVERSITY LIMITED PARTNERSHIP

	Partnership Matters and Operations: Cornerstone, through ARICO-Seattle, holds a 50 percent general partnership interest in Third Partnership with 1212 Second Avenue Limited Partnership (1212
Partnership), the limited partner and the managing general partner. Third Partnership was formed in October 1986, and owns, leases and operates a 55-story office building and related improvements known as Washington
Mutual Tower located in Seattle, Washington.
	As of September 30, 1995, Cornerstone is due a cumulative preference deficit, including accrued interest, of approximately $7,112,000 which will be reduced as cash flow becomes available. This preference deficit is not included in these financial statements. The preference period ends when certain performance levels have been achieved for two consecutive years. At the end of the preference period, Cornerstone will become a 60 percent general partner and will be entitled to 60 percent of the cash flow of the partnership after debt service.
	On September 28, 1995, Cornerstone contributed an additional $47,000,000 of equity to Third Partnership so that Third Partnership could prepay the remaining debt outstanding under the credit facility with Deutsche Bank AG (See Note 5). The preferred return on this additional equity is 9.53 percent to Cornerstone.


(5)	LONG-TERM DEBT


	Interest Bearing Notes                 	$   98,000,000
	Term Loan                                  	32,500,000
	NWC Mortgage Loan	                         110,000,000
	Third Partnership Mortgage Loan	            79,100,000
		Total Long Term Debt                    	$319,600,000

	Interest Bearing Notes: On February 17, 1987, Cornerstone, through its wholly-owned subsidiary OURC, issued notes under a private placement offering and received $107,000,000 in proceeds, as follows:

	Interest-bearing notes                 	$   98,000,000
	Zero coupon notes	                           9,000,000
                                         	$ 107,000,000

	The interest-bearing notes mature on February 17, 1997, and bear interest from February 17, 1987, at 8.893 percent, payable semi-annually.

	On November 4, 1994, Cornerstone entered into an amending agreement with the holders of the above mentioned notes in order to prepay the outstanding balance of the zero coupon notes. The total payment of approximately $18,529,000 was composed of approximately $17,948,000 of accreted principal on the notes and approximately
$581,000 in prepayment penalties, which was recorded as an extraordinary loss in the fourth quarter of 1994. The zero coupon notes had a yield to maturity of 9.141 percent, compounded semi-annually, and such yield was recognized as interest expense and accreted to the balance of the zero coupon notes.

	All the notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center. (Note 2)

	Additionally, Cornerstone will pay to DBNY, for an interest rate swap used to fix the interest rates on the notes, an amount equal to 0.752 percent on a notional amount of $107,000,000 throughout the term of the notes. This amount has been treated as a yield adjustment on the long-term debt and has been included in interest expense. Payments on the swap are due January 30 and July 30 each year until the termination date of July 30, 1998.

	As protection against market interest rates rising prior to the maturity of the above stated notes, on September 29, 1993, Cornerstone entered into an interest rate swap agreement with Deutsche Bank AG with an effective starting date of February 18, 1997. The interest rate swap agreement is for a fixed rate of 7.14 percent on a notional amount of $98,000,000 for a period of ten years. The swap agreement contains a mutual termination clause by which either party may terminate the swap on February 18, 1997 at its then current market value.

	Term Loan: In order to facilitate the above mentioned prepayment of the zero coupon debt, Cornerstone increased the principal on its term loan with DBNY and Deutsche Bank Cayman Islands Branch
(DBCI) from $27,000,000 to $33,000,000. The term loan matures on February 17, 1997 and bears interest at a rate of LIBOR, plus 1.50 percent, a portion of which has been fixed over the term of the loan at a rate of 9.66 percent with an interest rate swap agreement with DBNY. The term loan is collateralized by the Company's pledge of its partnership interest in Lincoln and all of its stock in ARICO-Denver. The balance of the term loan at September 30, 1995 and December 31, 1994 was $32,500,000. On
August 8, 1995, the term loan was extended through December 31, 2003, at an interest rate of 5.00 percent. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower.

	Mortgage Loans: On April 7, 1995, the Third Amended and Restated Promissory Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110,000,000 was assigned to Norwest Corporation. The Loan matures December 31, 2005 and bears interest at the rate of 8.74 percent.

	On September 28, 1995, Third Partnership, through Teacher's Insurance and Annuity Association, refinanced $79,100,000 of outstanding debt collateralized by Washington Mutual Tower. These proceeds in addition to the preferred stock proceeds (Note 8) were used to prepay the outstanding credit facility TULP Funding Corporation had with Deutsche Bank. The loan matures September 30, 2005 and bears interest at the rate of 7.53 percent with the principal due at maturity.


(6)	BORROWINGS UNDER LINES OF CREDIT

	DBNY has provided Cornerstone with a $12,000,000 revolving credit line which is available for general corporate purposes at a rate equivalent to LIBOR, plus 0.625 percent, or, at Cornerstone's option, the then prime interest rate, as well as for the issuance of standby letters of credit at a rate of 0.375 percent. At September 30, 1995, none of the credit line has been drawn on. The revolving credit line was renewed for a one year term on June 30, 1995.


(7)	EXTRAORDINARY LOSS

	The extraordinary loss at September 30, 1995, consists of costs relating to the early refinancing of Company indebtedness, principally the cost for the cancellation of an interest rate swap agreement between TULP Funding Corporation and Deutsche Bank AG in the amount of approximately $3,700,000.


(8)	CAPITAL STOCK

	On June 19, 1995, the Company increased the number of authorized shares from 40,000,000 shares of common stock, without par value, to 115,000,000 shares of capital stock, without par value, of which 15,000,000 shares shall be preferred stock and 100,000,000 shares shall be common stock.

	On August 4, 1995, the Company received $90,447,500 gross proceeds from the placement of 6,325,000 new shares of common stock at a price of $14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds are intended for new property acquisitions.

	On August 4, 1995, 3,030,303 preferred shares were issued to Deutsche Bank for gross proceeds of $50,000,000. The preferred shares are 7% cumulative and convertible into common stock at $16.50 per share any time after August 4, 2000. At September 30, 1995 there was $554,167 or $0.18 per share in dividends in arrears on these preferred shares. The net proceeds from the preferred share issuance were used to retire existing indebtedness.


(9)	LONG-TERM INCENTIVE COMPENSATION

	During June 1995, the Board of Directors approved a non-qualified stock option plan for officers, covering 1,000,000 shares of common stock. Under the terms of this plan, the purchase price of shares subject to each option granted will equal their fair market value at the date of grant. The options have a ten-year term and are exercisable after one year from the date of grant, at the rate of 20% per year. At September 30, 1995, 287,500 shares were available for granting further options and options for 712,500 shares were outstanding at $14.30 per share, of which none were exercisable.

	On August 7, 1995, 144,755 restricted stock grants were awarded to officers. The grants vest over a five year period - 13.333% on June 30 of 1996, 1997, 1998, and 1999; with the balance of 46.668% vesting on June 30, 2000. Deferred compensation of $2,069,997, or $14.30 per grant, is being amortized according to the vesting percentages above, with the unamortized balance shown as a deduction from shareholders' equity.



(10)	SUBSEQUENT EVENTS

	On November 1, 1995, the Company completed the acquisition of 125 Summer Street in Boston, Massachusetts, for $105,000,000 from Lincoln Summer Realty Trust. The purchase price of $105,000,000 was paid to the extent of $85,000,000 from available cash, with the balance supplied by bridge loan financing from Bankers Trust Company.


(11)	IMPACT OF NEW ACCOUNTING STANDARDS

	In 1995 the Financial Accounting Standards Board issued SFAS #121, "Accounting for Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" and SFAS #123, "Accounting for Stock-Based Compensation." Cornerstone is currently assessing the impact of these statements which will be effective for fiscal years beginning on or after December 15, 1995.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995


RESULTS OF OPERATIONS

	Principles of Consolidation: Cornerstone's principal source of income is rental revenues received through its investment in three real estate partnerships: 1700 Lincoln Limited, NWC Limited Partnership and Third and University Limited Partnership. The Company's investments in 1700 Lincoln Limited, NWC Limited Partnership and Third and
University Limited Partnership are accounted for using the consolidation method of accounting.

	Net Earnings and Losses: On a consolidated basis, for the nine month period ended September 30, 1995 compared to the same period in 1994, Cornerstone's share in net earnings and losses of the partnerships increased to $9,303,000 from $6,493,000. For the three month period ended September 30, 1995 compared to the same period in 1994, Cornerstone's share in net earnings and losses of the partnerships increased to $3,216,000 from $1,831,000. The increase is primarily attributable to increased income at 1700 Lincoln Limited.

	Interest and Other Income: Interest and other income primarily consists of interest earned from short-term investments. The increase in interest and other income in the 1995 periods is primarily due to the commercial paper investments in the third quarter of 1995. (See Note 1) Also included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amount of $387,000 and $469,000 for the nine months ended September 30, 1995 and 1994, respectively.

	Interest Expense: Interest expense incurred by Cornerstone relating to its financing activities decreased in 1995 primarily due to debt refinancings and a lower interest rate environment.

	Administrative Expenses: Aggregate administrative expenses for the nine months ended September 30, 1995 and September 30, 1994 were $3,515,000 and $2,422,00, respectively. For the three month periods ended September 30, 1995 and September 30, 1994 aggregate administrative expenses were $1,442,000 and $673,000, respectively. The increased administrative expenses are due to an increase in professional fees and administrative expenses resulting from the Company's self advisement effective July 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

	Funds From Operations:  The Company calculates Funds from
Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts. FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. Due to the unique nature of Cornerstone's leases, a further adjustment to the standard definition of FFO will be made to reduce FFO by the amount of free and deferred rental revenue which has been recognized in the financial statements. In the opinion of management, these amounts relate to benefits which will not be realized, in the form of increased cash flow, until future periods and would distort the FFO calculation.

	Industry analysts generally consider FFO to be an appropriate measure of performance of an equity Real Estate Investment Trust such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or for cash flow from operations as a measure of liquidity calculated in accordance with generally accepted accounting principles.

	The table below illustrates the adjustments which were made to the net loss of Cornerstone in the calculation of FFO for the nine months ended September 30, 1995 and 1994, respectively (in thousands):


	Funds From Operations
                                       	Nine Months          	Nine Months
	                                          Ended                	Ended
                                       	September 30,        	September 30,
                                          	1995                  	1994
Net loss                                	($4,697)             	($3,826)

Plus:
   Depreciation and amortization         	16,787	                17,486
   Amortization on rent notes               	733                   	575
   Extraordinary loss                     	4,527	                     -
Less:
   Free rent and deferred rents	          (1,249)               	(2,634)
   Minority adjustments	                    (703)	                   (8)

Funds From Operations                   	$15,398               	$11,593

	The increase in FFO is due to higher rental income resulting from contractual increases in tenant rentals.

	Indebtedness: In 1991, Cornerstone consolidated its borrowings under two lines of credit into a term loan with DBNY. The term loan pays interest only at a rate of LIBOR, plus 1.25 percent, a portion of which has been fixed over the term of the loan at a rate of 9.66 percent with an interest rate swap agreement with DBNY. The term loan matures on February 17, 1997. On August 8, 1995, the term loan was extended through December 31, 2003, at an interest rate of 5.00 percent. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower. The term loan had a $32,500,000 balance at September 30, 1995. At September 30, 1995, Cornerstone had a
$12,000,000 line of credit with DBNY. The line is available for general corporate purposes at a rate equivalent to LIBOR, plus 0.625 percent or, at Cornerstone's option, the prime interest rate. At September 30, 1995, none of the credit line had been drawn upon.

	In addition to the term loan, the Company, through One United Realty Corporation, had $98,000,000 in long-term debt outstanding at September 30, 1995. Interest only is due on these notes, which mature on February 17, 1997, at a rate of 8.893 percent.


	As protection against market interest rates rising prior to the maturity of the above stated notes, on September 29, 1993, Cornerstone entered into an interest rate swap agreement with Deutsche Bank AG with an effective date of February 18, 1997. The interest rate swap agreement is for a fixed rate of 7.14 percent per annum on a notional amount of $98,000,000 for a period of ten years. The swap agreement contains a mutual termination clause by which either party may terminate the swap on February 18, 1997 at its then current market value.

	On April 7, 1995, the Third Amended and Restated Promissory
Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110,000,000 was assigned to Norwest Corporation. The Loan matures December 31, 2005 and bears interest at the rate of 8.74 percent.

	On September 27, 1995, Third and University Limited
 Partnership, through Teacher's Insurance and Annuity Association, refinanced $79,100,000 of outstanding debt collateralized by Washington Mutual Tower. These proceeds, in addition to the preferred stock proceeds were used to prepay the outstanding credit facility TULP
Funding Corporation had with Deutsche Bank.  The loan matures
September 30, 2005 and bears interest at the rate of 7.53 percent with the principal due at maturity.

	Other Matters: The Company is not aware of any environmental issues at any of its properties. The Company does not believe inflation will have a significant effect on its results. The Company believes it has sufficient insurance coverage at each of its three properties.

	Shareholders' Distributions: Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone has no taxable income and anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. For 1995, Cornerstone so far has paid distributions from its contributed capital to its shareholders of $0.68 per share on August 31, 1995 (to shareholders of record on July 31, 1995).
For 1994, Cornerstone paid distributions from its contributed capital to its shareholders of $0.58 per share on August 31, 1994 (to shareholders of record on June 30, 1994), $0.29 per share on October 17, 1994 (to shareholders of record on September 30, 1994) and $0.29 per share on January 31, 1995 (to shareholders of record as of December 31, 1994).

	Liquidity:  At September 30, 1995, the Company had
$85,071,000 in cash and cash equivalents and $2,905,000 in restricted cash. Restricted cash is being held by the trustee for the OURC notes. In addition, Cornerstone anticipates it will receive distributions from real estate partnerships on a monthly basis which will be used to cover normal operating expenses and pay distributions to its shareholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

	Impact of new accounting standards: In 1995 the Financial Accounting Standards Board issued SFAS #121, "Accounting for
Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" and SFAS #123, "Accounting for Stock-Based Compensation."
Cornerstone is currently assessing the impact of these statements which will be effective for fiscal years beginning on or after December 15, 1995.

PART II - OTHER INFORMATION


Item 5.	OTHER INFORMATION

See Note (10) of the notes to consolidated financial statements above.

On November 13, 1995, the Board of Directors of the Company increased the size of the Board from nine to ten members and elected Mr. Blake Eagle, Chairman of The Center for Real Estate at the Massachusetts
Institute of Technology, to the Board.

Item 6.		EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	1)	Purchase and Sale Agreement dated September 27, 1995 between Michael C.
    Fong, Osama El	Haddad, and Mark S. James as Trustees of Lincoln Summer
    Realty Trust, and not individually (Seller) and Cornerstone Properties Inc.
   (Buyer).

	2)	Exhibit 11.1: Statement of Computation of Earnings Per Share

	3)	For EDGAR filing purposes only, this report contains Exhibit 27,
    Financial Data Schedule.

(b)	Reports on Form 8-K:

	1)	Form 8-K dated October 11, 1995
 			Item 5 - Other Events.
	   			Board of Directors approval to acquire 125 Summer Street in Boston,
			   	Massachusetts for approximately $105 million.

	2)	Form 8-K dated November 6, 1995
 			Item 2 - Acquisition or Disposition of Assets.
	   			Completion of the acquisition of 125 Summer Street in Boston,
       Massachusetts for approximately $105 million.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	CORNERSTONE PROPERTIES INC.
	(Registrant)


	By: _______________________________________
		John S. Moody, President and CEO

	Date:  November 13, 1995


	By: _______________________________________
		Thomas P. Loftus, Vice President and Controller
		(Principal Financial Officer)

	Date:  November 13, 1995