Form 10-Q/A
period 1995-09-30
CORNERSTONE PROPERTIES INC
filed 1996-01-23
CIK 702301

FORM 10-QA

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

Number of shares of Common Stock outstanding as of September 30,1995:19,710,255

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              3) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CORNERSTONE PROPERTIES INC.
                                  (Registrant)

                        By: /s/ John S. Moody
                            ---------------------------------------
                                John S. Moody, President and CEO


                        By: /s/ Thomas P. Loftus
                            ---------------------------------------
                 Thomas P. Loftus, Vice President and Controller
                                   (Principal Financial Officer)

                        Date:  January 23, 1996