Form 10-K405
period 1995-12-31
CORNERSTONE PROPERTIES INC
filed 1996-04-01
CIK 702301

                                   FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
         ____________.
                         Commission File Number 0-10421

                          CORNERSTONE PROPERTIES INC.
             (Exact name of Registrant as specified in its Charter)

            Nevada                                           74-2170858
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation and organization)                           Identification No.)

      126 East 56th Street                                        10022
       New York, New York                                      (Zip Code)
      (Address of principal
       executive offices)

                                 (212) 605-7100
                        (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                (Title of Class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.    /X/

   Aggregate market value of registrant's voting Common Stock held by non-affiliates as of March 18, 1996: $284,328,000.
   Number of shares of Common Stock outstanding as of March 18, 1996:
   20,309,165.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                        Part of Form 10-K
                                                        into which incorporated
                                                        -----------------------
Proxy Statement for Annual Meeting of Stockholders      Part III
to be held  June 20, 1996

Total Number of Pages:  63
Exhibit Index: Page 60

                                     PART I

Item 1.  Business.

General


     Cornerstone Properties Inc. (formerly ARICO America Realestate Investment Company) ("Cornerstone" or the "Company") was incorporated under the laws of the State of Nevada in May, 1981. The Company's principal place of business is located at 126 East 56th Street, New York, New York 10022. The Company was organized initially to invest in and finance development of One Norwest Center, an office complex in downtown Denver, Colorado. See "Properties - One Norwest Center". In 1986, the Company invested in two additional office towers, one in Minneapolis, Minnesota and the other in Seattle, Washington. See "Properties - Norwest Center" and "Properties - Washington Mutual Tower". In 1995, the Company invested in an additional office tower in Boston, Massachusetts. See "Properties - 125 Summer Street".


Tax Status

     The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the United States federal income tax laws, commencing in calendar year 1982. In order to qualify as a REIT, the Company must, among other things (i) distribute at least 95 percent of its annual taxable income, (ii) derive at least 75 percent of its annual gross income from passive real estate or real estate mortgage investments, (iii) derive an additional 20 percent of its income from passive real estate or mortgage investments plus dividends or interest from any source, or gain from the sale or other disposition of stocks and securities, (iv) derive less than 30 percent of gross income from the sale of stock and securities held less than six months, the sale of inventory-type property and the sale of real property held for less than four years, and (v) at least 75 percent of the value of the REIT's total assets must be represented by real estate assets, cash and government securities at the close of each quarter of its taxable year. Of the remaining 25 percent of total assets, not more than 5 percent of the value of the REIT's assets may consist of the securities of any one issue, and not more than 10 percent of the outstanding voting securities of any particular issue may be owned by the REIT. With certain limited exceptions, the Company is not subject to United States federal income taxes at the corporate level on the net income that is currently distributed to its shareholders. Each shareholder, however, is subject to United States federal taxation on that net income to the extent it is distributed to him.


Investment Policies of the Company

     The following information concerning the investment policies of the Company represents the current policies of the Board of Directors of the Company. In general, the Company intends to structure its investments so as to maintain its treatment as a REIT under the United States federal income tax laws.

Investment Properties Prior to 1995, the Company's principal investments consisted of interests in three partnerships, each primarily owning a downtown office building. The buildings are located in Denver, Colorado, Minneapolis, Minnesota and Seattle, Washington. See "Properties." During 1995, the Company made an additional direct investment in one downtown office building located in Boston, Massachusetts. See "Properties." Other investments, including debt or equity (or both) investments in other real estate properties may be made in the future if attractive opportunities arise. In such case, the Company would acquire or invest primarily in the ownership, development, and equity and/or debt financing or refinancing of income-producing real estate properties (directly or through partnerships, joint ventures, or other entities) in the United States and Canada. In considering and selecting real estate investments, the executive officers and directors of the Company will consider such matters as the safety of principal, cash flow expectations, quality of tenancy, long-term appreciation potential, future financing and refinancing prospects, and the current value of the properties. The Company's objectives are to generate current cash flow and to provide capital appreciation.

Interim Investment Funds that the Company may obtain from time to time, including taxable income earned and held prior to distribution to the shareholders, will be placed in investments, including but not limited to certificates of deposit, interest-bearing accounts, United States government obligations, money market funds and mortgages or investments secured by mortgages on real property.

Sales of Securities The Company may finance or refinance its investments by additional issues and sales of its debt or equity securities. The Company may also issue its securities in exchange for property or property interests. Such issues and sales may not be on the same terms as, or may have rights senior to those of the common stock of the Company. In addition, such issues and sales may have the result of diluting the relative interests of holders of common stock and may result in changes in distributable income per share of common stock.

Mortgage and Trust Deeds The Company may finance or refinance its investments through borrowings collateralized by first or subordinate mortgages or deeds of trust. The extent to which the Company's borrowing capabilities are utilized at any time will be determined by the executive officers and directors of the Company after considering such factors as the availability of suitable investments, the cost of borrowed funds, the tax effects of such borrowing and the Company's projected cash flow.

Sale of Investments Generally, the Company does not currently intend to sell its real estate investments and any such sales will likely be made, if at all, at least four years after acquisition of the investment. Managerial judgment, however, will be applied on a continuing basis, and, accordingly, specific investments may be disposed of, if and when, in the opinion of the Company and its shareholders, it is a prudent time to do so. When the Company sells an equity investment, it may take back from the buyer, as whole or partial payment for the investment, a purchase money obligation under which the buyer may not have personal liability. The Company may sell its debt investments as management deems appropriate. Sales of Company investments will be structured so as to maintain the Company's status as a REIT.

Investment in Real Estate Mortgages The Company may, from time to time, invest in real estate mortgages or securities collateralized by such mortgages. Such investments may be short-term or long-term investments collateralized by mortgages on income-producing properties to be developed and will generally not be guaranteed by the United States Federal Housing Administration or the United States Veterans' Administration. The Company may also invest in long-term convertible mortgages that may be converted into equity interests in the mortgaged properties.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities The Company may invest in securities or interests in other persons primarily engaged in real estate activities, but only to the extent the Company is permitted by law to maintain its status as a REIT. Such securities or interests may include partnership or joint venture interests or direct interests in real estate. Generally, the Company will invest in or with the parties whose primary activities are the ownership, development, and/or financing of income-producing real estate. The criteria by which investments in such securities and interests will be made will be the same as those for the Company's own real property investments.


Property Management


     Independent contractors manage and operate the Company's properties and furnish or render services to the tenants of such properties. Certain adverse United States federal income tax consequences regarding the Company's qualification as a REIT could result if the Company or any joint venture or partnership of which the Company is a member earned fees from or performed services for tenants which are not considered ordinary and customary in the markets in which they are performed.

     Hines Interests Limited Partnership ("HILP") acts as manager of One Norwest Center pursuant to a management agreement. The term of the management agreement is for ten years, expiring on December 31, 2005.

     HILP also manages Norwest Center pursuant to a management agreement. The initial term of this agreement expires December 31, 2001.

     Wright Runstad Associates Limited Partnership ("WRALP") manages Washington Mutual Tower pursuant to a management agreement. The initial term of this agreement expires December 31, 1999.

     HILP also manages 125 Summer Street pursuant to a management agreement. The initial term of this agreement expires December 31, 1999.


Competition

     There is significant competition in the Denver, Minneapolis, Seattle, and Boston office markets from a wide variety of institutions and other investors, who may have greater financial resources than the Company and/or the partnerships that own the properties.

     The Denver Class "A" office market has approximately 16,087,000 square feet of office space, of which approximately 2,300,000 square feet (approximately 14.3%) were vacant at December 31, 1995.

     The amount of space in Class "A" properties in downtown Minneapolis was estimated to be approximately 12,677,000 square feet, of which approximately 574,000 square feet (approximately 4.5%) were vacant at December 31, 1995.

      The amount of space in Class "A" properties in downtown Seattle was estimated to be approximately 13,803,851 square feet, of which approximately 1,091,807 square feet (approximately 7.9%) were vacant at December 31, 1995.

     The amount of space in Class "A" properties in the Boston Financial District was estimated to be approximately 9,837,000 square feet, of which approximately 761,000 square feet (approximately 7.7%) were vacant at December 31, 1995.

     As a result of the available space, projects under construction and announced projects, market rental rates may decline or tenant concessions may increase. There can be no assurance that these market conditions will not have an adverse affect upon future leasing activities of the Company's properties.


Employees

     The Company currently has 16 employees, its principal executive offices are located at 126 East 56th Street, New York, New York 10022, and its phone number is 212-605-7100.


Item 2.   Properties.

                               ONE NORWEST CENTER


General


     The Company owns, through its wholly-owned subsidiary, ARICO-Denver, Inc., ("ARICO-Denver") a 90% general partnership interest in 1700 Lincoln Limited ("Lincoln"), which has a fee interest in One Norwest Center. Hines Colorado Limited ("HCL") holds a 9% managing general partnership interest and a 1% limited partnership interest in Lincoln. The Company is entitled to 100% of the cash flow (after payment of $1,620,000 per year to HCL) from Lincoln through 1998 and (after the Company receives a certain preference related to capital investments) 90% of such cash flow thereafter. The Company has the right, at its sole discretion, to elect to become the managing general partner of Lincoln.

     Effective January 1, 1996, Cornerstone, through its wholly-owned qualified REIT subsidiary 1700 Lincoln Inc., purchased HCL's General and Limited partnership interests in Lincoln. In exchange for its interests, HCL received a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of Cornerstone.

     The Company also owns a $10,000,000 promissory note, which it purchased in 1988 at par. The promissory note is the non-recourse obligation of HCL and is for indebtedness incurred under the original ground lease for the land underlying One Norwest Center. The promissory note bears interest at the rate of 10.5116% per annum and is payable in monthly installments of principal and interest in the amount of $135,000 from February 1, 1989 to January 1, 1999. The outstanding principal amount of the note is approximately $4,153,000 at December 31, 1995. HCL has pledged its priority distribution and 10 percent partnership interest under the amended partnership agreement from Lincoln to collateralize payment of this promissory note.


Location and Description

     One Norwest Center is located near the center of Denver's central business district - the major business, financial, government and cultural center for the Rocky Mountain region. The central business district contains approximately 100 city blocks and covers just over one square mile. The compact central core area of offices, financial institutions, retail stores, and hotels is bordered by adjacent districts of public buildings. One Norwest Center is located at 17th Street and Lincoln Street on the east boundary of the financial district, which is an eleven block strip concentrated between 17th Street and 19th Street from Market Street to Lincoln Street. Historically, this financial district has been the major hub of Denver's financial institutions.

     Completed in 1983, One Norwest Center is a 50-story, granite and glass office tower containing approximately 1,188,000 square feet of net rentable area and a 12-level, 1004-vehicle parking facility.

Leases and Tenants

     NORWEST BANK DENVER NATIONAL ASSOCIATION LEASE. Lincoln entered into a lease agreement dated February 5, 1981, with the United Bank of Denver (the "United Bank of Denver Lease"). The United Bank of Denver Lease commenced on July 5, 1983 and expires July, 2013. During 1992, this lease was assumed by Norwest Bank Denver National Association as part of the acquisition of United Bank of Denver by Norwest Corporation. The net rental rate until July, 1998 is $14.89 per square foot. The net rental rate from July, 1998 through 2003 will be $16.00 per square foot. The net rental rate from July, 2003 through 2008 will be the sum of (i) $16.00 per square foot and (ii) 50% of the excess of the market rental rate for a single floor office tenant located between floors 1 and 20 in the building as of July, 2003 over $15.00 per square foot. The net rental rate from July, 2008 through July, 2013 will be the greater of (i) the rental rate in the prior five-year period or (ii) the rental rate for such five-year period plus 50% of the excess of the market net rental rate for a single floor office tenant located between floors 1 and 20 in the building as of July, 2008 over the rate for the prior five-year period minus $1.00 per square foot. Norwest Bank Denver National Association has three five-year renewal options beginning in July, 2013.

     In addition, Norwest Bank Denver National Association pays variable rent to Lincoln, as lessor, equal to Norwest Bank Denver National Association's proportionate share of operating expenses incurred in connection with the operation of One Norwest Center. Basic and variable rent are payable monthly.

     Principal Tenants The following table lists tenants of One Norwest Center who leased approximately 5% or more of its net rentable area as of December 31, 1995:

                                                                                 Net Rentable      Percentage of
                                                                                  Area Leased        Total Net
    Tenant                                 Principal Business Activity            (Sq. Ft.)        Rentable Area
    ------                                 ---------------------------           ----------        -------------
    Norwest Bank Denver N.A.               Banking                                  562,000            47.3%
    Apache Corporation                     Oil and Gas                              160,000            13.5%
    Newmont Mining                         Mining                                   118,000             9.9%
                                                                                    -------             ----

       Total                                                                        840,000            70.7%
                                                                                    =======            =====

Historical Occupancy Rates

     As of December 31, for the noted years, the following percentage of the net rentable area in One Norwest Center was leased at the average effective annual rental per square foot:

                                                       Avg. Effective
     Year                         % Leased             Annual Rental
     ----                         --------             -------------
     1995                              98%             $11.70
     1994                              96%             $11.61
     1993                              96%             $11.98
     1992                              95%             $12.30
     1991                              97%             $12.05


Lease Expirations

                                         Total                                             % of
     Year              # of Tenants      Sq. Ft.               Annual Rental           Gross Rent
     ----              ------------      -------               -------------           ----------
     1996                  12             20,000               $958,000                 9.61%
     1997                  6             172,000               $749,000                 5.40%
     1998                  9              46,000             $1,584,000                11.42%
     1999                  10            201,000               $932,000                 6.72%
     2000                  7             105,000               $523,000                 3.77%
     2001                  3              32,000               $286,000                 2.06%
     2002                  1              19,000             $1,070,000                 7.71%
     2003                  2             157,000             $1,297,000                 9.35%
     2004                  0                   0                      0                 0.00%
     2005                  0                   0                      0                 0.00%

Long-Term Collateralized Debt

      On February 17, 1987, Cornerstone, through its wholly-owned, consolidated subsidiary One United Realty Corporation ("OURC"), issued notes under a private placement offering and received $107,000,000 in proceeds, as follows:

 Interest-bearing notes                     $ 98,000,000
 Zero coupon notes                             9,000,000
                                            ------------
                                            $107,000,000
                                            ============

     The interest-bearing notes will mature on February 17, 1997, and bear interest from February 17, 1987, at 8.893 percent, payable semi-annually, commencing August 17, 1987.

     On November 4, 1994, the Company entered into an amending agreement with the holders of the above mentioned notes in order to prepay the outstanding balance of the zero coupon notes. The total payment of approximately $18,529,000 was composed of approximately $17,948,000 of accreted principal on the notes and approximately $581,000 in prepayment penalties. The zero coupon notes had a yield to maturity of 9.141 percent, compounded semi-annually, and such yield was recognized as interest expense and accreted to the balance of the zero coupon notes.

     All the notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center.

     In order to facilitate the above mentioned prepayment of the zero coupon debt, the Company increased the principal on its term loan with Deutsche Bank New York Branch ("DBNY") and Deutsche Bank Cayman Island Branch ("DBCI") from $27,000,000 to $33,000,000. On August 8, 1995, the term loan in the amount of $32,500,000 was extended by Deutsche Bank AG London through December 31, 2003, at an interest rate of 5.00 percent. The term loan is collateralized by the Company's pledge of its partnership interest in 1700 Lincoln Limited and all of its stock in ARICO-Denver, Inc. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower. The balance of the term loan at December 31, 1995 was $32,500,000.

     Additionally, Cornerstone pays to DBNY, for an interest rate swap agreement used to fix the interest rates on the notes, an amount equal to 0.752 percent on a notional amount of $107,000,000 throughout the term of the notes. This amount has been treated as a yield adjustment on the long-term debt and has been included in interest expense. Payments on the swap are due January 30 and July 30 each year until the termination date of July 30, 1998.

     As protection against market interest rates rising prior to the maturity of the above stated program, on September 29, 1993, the Company entered into an interest rate swap agreement with Deutsche Bank AG with an effective date of February 18, 1997. The interest rate swap agreement is for a fixed rate of
7.14 percent on a notional amount of $98,000,000 for a period of ten years.
The swap agreement contains a mutual termination clause by which either party may terminate the swap on February 18, 1997 at its then current market value.

Real Estate Taxes

     Real property tax expense for 1995 was approximately $1,846,000. The tenant leases for One Norwest Center generally contain provisions passing through to tenants the cost of real estate taxes, and therefore, such taxes should not have a material effect on net operating income from One Norwest Center (assuming that One Norwest Center is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                                 NORWEST CENTER

General

     The Company owns, through its wholly-owned subsidiary, ARICO-Minneapolis, Inc. ("ARICO-Minneapolis") a 50% general partnership interest in NWC Limited Partnership ("NWC"), which was formed on August 5, 1986 for the purposes of (i) acquiring certain land in downtown Minneapolis, Minnesota and (ii) constructing and operating Norwest Center and related parking facilities and other improvements on such land. Sixth & Marquette Limited Partnership ("S & M"), holds a 49% managing general partnership interest and a 1% limited partnership interest in NWC. Effective December 31, 1993, the Company has the right, at its sole discretion, to elect to become the managing general partner of NWC.

     NWC's principal place of business is located at 5400 Norwest Center, 90 S. Seventh Street, Minneapolis, Minnesota 55402-3902. Norwest Center is a 55-story, granite and glass office tower containing approximately 1,118,000 square feet of net rentable area and a 340-vehicle underground parking facility.

The Partnership Agreement

     NWC is a Minnesota limited partnership formed for the purpose of acquiring, constructing and operating Norwest Center. The managing general partner has the right to manage and operate NWC's business. During construction and the Preference Period (defined below), the managing general partner and the Company each hold a 50% interest in NWC, and after the Preference Period the Company will hold a 60% interest (subject to increases in the Company's interest that may result from early termination of the Preference Period) and S & M a 40% interest.

     The managing general partner of NWC is currently S & M, a Minnesota limited partnership formed on August 5, 1986. The limited partners of S & M are Norwest Center, Inc., a Minnesota corporation and affiliate of Norwest Corporation, and Faegre & Benson, a Minnesota partnership, as nominee for a Minnesota partnership comprised of persons who were partners in Faegre & Benson as of August 5, 1986. The general partner of S & M is itself a Minnesota limited partnership in which Gerald D. Hines, individually, and entities affiliated with Gerald D. Hines are directly or indirectly the sole general partners. Gerald D. Hines and related or affiliated persons or entities are herein collectively called "Hines".

     The Company received distributions equal to 9.0% per annum of the Company's Capital Base until August 7, 1989, which was the end of the construction period. This 9.0% return paid to the Company during the construction period constituted a project cost.

     During the Preference Period (which commenced on August 8, 1989 at the end of the construction period and continues until certain cash flow levels have been achieved for two consecutive years), the Company is entitled to receive an annual Preference Return equal to 7.0% of its Capital Base (which is $92,300,000 as of December 31, 1995.) The Preference Return is cumulative, and if operating revenues (after payment of operating costs, capital expenditures and debt service) are not sufficient to fund the distribution of any Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 7.0% per annum, compounded annually.

     Subject to the preferential distributions to the Company described above, all of NWC's operating revenues remaining after making payments required for the operations of NWC and Norwest Center and the payment of debt service will be distributed 50% to the Company and 50% to S & M during the Preference Period and 60% to the Company and 40% to S & M thereafter (or in such other percentages as may be equivalent to their respective post-Preference Period interests in NWC). Refinancing funds and sales proceeds relating to Norwest Center, if any, remaining after payment of indebtedness of NWC and distribution to the Company of any Cumulative Preference Deficits and the unpaid Preference Return shall be distributed (i) first to the Company in reduction of its Capital Base, (ii) then to the Company 1/10 of the amount distributed in (i),
(iii) then to the Company $1,000,000, (iv) then to S & M until S & M has received an amount (the "Equalizing Payment") equal to the sum of all distributions received by the Company in reduction of its Capital Base multiplied by a fraction based in general on the ratio of S & M's and the Company's respective post-Preference Period interest in NWC, and (v) finally to S & M and the Company pro rata in accordance with their then-applicable interests in NWC.

Leases and Tenants

    Norwest Corporation Lease. NWC has leased to Norwest Corporation approximately 452,000 square feet of office space, which is approximately 40% of the net rentable area in the building. The initial term of the lease is for 30 years beginning in August 1988. Upon the expiration of the initial term, the tenant has seven successive ten-year renewal options, subject to the right of NWC, as landlord, to terminate the lease and demolish the building after forty years from the commencement date. Net rent was payable monthly to NWC at the annual rate of $18.25 per square foot of net rentable area for the first five-year period of the initial term, $20.00 per square foot of net rentable area for the second five-year period of the initial term, $23.00 per square foot of net rentable area for the third five-year period of the initial term, $27.00 per square foot of net rentable area for the fourth five-year period of the initial term, $32.00 per square foot of net rentable area for the fifth five-year period of the initial term, and $38.00 per square foot of net rentable area for the sixth five-year period of the initial term. Basic rent for each of the renewal option periods shall be at the then prevailing market rate. In addition, Norwest Corporation pays variable rent to NWC equal to the sum of Norwest Corporation's proportionate share of operating expenses incurred in connection with the operation of Norwest Center, Norwest Corporation's proportionate share of all real property taxes, assessments and governmental charges, and any other taxes and assessments attributable to Norwest Center.

     FAEGRE & BENSON LEASE. NWC leased to the law firm of Faegre & Benson a total of approximately 197,000 square feet of office space, which is approximately 18% of the net rentable area in the building. The initial term of the lease is for 10 years beginning in September 1988. Upon the expiration of the initial term, the tenant has four successive five year extension options. Base rent which is payable monthly to NWC is $19.00 per square foot of net rentable area for the first five years of the initial term and an annual rate of $20.75 per square foot of net rentable area for the remaining five years of the initial term. Base rent during the extension option periods shall be at either 95%, 92-1/2%, or 90% of the prevailing market rate, the percentage depending upon the number of full floors being leased by Faegre & Benson at the time of exercising the option. In addition, Faegre & Benson pays variable rent to NWC, as landlord, equal to the sum of Faegre & Benson's proportionate share of operating expenses incurred in connection with the operation of Norwest Center, and Faegre & Benson's proportionate share of all real property taxes, assessments and governmental charges, and any other taxes and assessments attributable to Norwest Center. By the terms of the Faegre & Benson lease, the individual partners of Faegre & Benson bear no personal liability for defaults of the Faegre & Benson partnership under the lease.

     Principal Tenants The following table lists those tenants of Norwest Center who leased approximately 5% or more of its net rentable area as of December 31, 1995:

                                                                                 Net Rentable      Percentage of
                                                                                 Area Leased         Total Net
    Tenant                                 Principal Business Activity            (Sq. Ft.)        Rentable Area
    ------                                 ---------------------------           ----------        -------------
    Norwest Corporation                    Banking                                  452,000            40.4%
    Faegre & Benson                        Legal                                    197,000            17.6%
    KPMG Peat Marwick                      Accounting                                76,000             6.8%
    Merchant & Gould                       Legal                                     58,000             5.2%
                                                                                    -------            -----

    Total                                                                           783,000            70.0%
                                                                                    =======            =====

Historical Occupancy Rates

     As of December 31, for the noted years, the following percentage of the net rentable area in Norwest Center was leased at the average effective annual rental per square foot:

                                                       Avg. Effective
     Year                          % Leased            Annual Rental
     ----                          --------            -------------
     1995                              100%            $18.04
     1994                              100%            $17.67
     1993                              100%            $17.05
     1992                              100%            $16.44
     1991                               98%            $15.73

Lease Expirations

                                          Total                                             % of
     Year              # of Tenants      Sq. Ft.               Annual Rental           Gross Rent
     ----              ------------      -------               -------------           ----------
     1996                  1               6,000               ($89,000)               -0.45%
     1997                  4              20,000               $762,000                 3.83%
     1998                  13            253,000             $2,530,000                12.70%
     1999                  5              62,000               $984,000                 4.94%
     2000                  3             104,000             $1,392,000                 6.99%
     2001                  1               2,000               $289,000                 1.45%
     2002                  1              47,000              ($540,000)               -2.71%
     2003                  0                   0               ($21,000)               -0.11%
     2004                  2              98,000               $203,000                 1.02%
     2005                  0                   0                      0                 0.00%


Long-Term Collateralized Debt

     NWC has borrowed $110 million ("NWC Project Loan") from NWC Funding Corporation, a Delaware close corporation wholly-owned by the Company ("NWC Funding"), to pay certain project costs. The NWC Project Loan bears interest at a fixed rate of 8.74% per annum, payable monthly in arrears. The NWC Project Loan shall mature and be due and payable on December 31, 2005. The NWC Project Loan is collateralized by a first lien mortgage and security agreement covering Norwest Center and assignment of leases and certain other contract rights of NWC in Norwest Center.

     On April 7, 1995, the Third Amended and Restated Promissory Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110,000,000 was sold to Norwest Corporation.

Real Estate Taxes

     Real property tax expense for 1995 was approximately $8,177,000. The tenant leases for Norwest Center generally contain provisions passing through to tenants increases in the cost of real estate taxes, and therefore, increases in such taxes should not have a material effect on net operating income from Norwest Center (assuming that Norwest Center remains fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                            WASHINGTON MUTUAL TOWER

General

    The Company owns, through its wholly-owned subsidiary ARICO-Seattle, Inc. ("ARICO-Seattle") a 50% general partnership interest in Third and University Limited Partnership ("Third Partnership"), which was formed for the purposes of
(i) acquiring the
block ("Block 5") in downtown Seattle, Washington, bounded by Third Avenue, University Street, Second Avenue, and Seneca Street, (ii) constructing and operating Washington Mutual Tower and the related parking facilities and other improvements on Block 5, and (iii) obtaining certain rights and undertaking certain obligations with respect to existing improvements on the east half of the block ("Galland and Seneca Buildings" or "Block 6") in downtown Seattle, Washington, bounded by Second Avenue, University Street, First Avenue, and Seneca Street.

    Washington Mutual Tower is a 55-story, granite and glass office tower containing approximately 1,066,000 square feet of net rentable area. The building is primarily commercial office space but also provides underground parking for approximately 820 vehicles and has a retail shopping arcade around an outdoor plaza.

    Third Partnership is the successor in interest as lessee under a thirteen year lease, expiring in 2005, of the improvements on Block 6. The Block 6 improvements have been substantially renovated and were 97% leased at December 31, 1995. Third Partnership leases the improvements on Block 6 to protect the views of Puget Sound from Washington Mutual Tower located on Block 5. Block 6's location, immediately to the west of Block 5 between Puget Sound and Washington Mutual Tower, and the relatively low height of the improvements on Block 6 is perceived by the Company as a possible benefit to the marketing of commercial office space in Washington Mutual Tower. Third Partnership had provided $8,000,000 to an affiliate for construction of leasehold improvements in the form of a note receivable bearing interest at 11.5% collateralized by the leasehold improvements and assignments of rents. In 1992, due to the failure of the affiliate to meet scheduled payments, the carrying value of the note and interest receivable was decreased $600,000 to the estimated recoverable amount. On December 30, 1993 Third Partnership accepted a deed and assignment of leases and rents in lieu of foreclosure and assumed ownership of the Galland and Seneca Buildings. The difference between the recorded value of the note at the time of foreclosure and the estimated fair market value of the collateral and net assets assumed was recorded as a loss during 1993 in the amount of approximately $1,502,000. The Company intends to hold the Galland & Seneca Buildings as income-producing property.


The Partnership Agreement

    Third Partnership, a Washington limited partnership, was formed as of October 3, 1986 for the purpose of acquiring, developing, leasing and operating Washington Mutual Tower. The Company was admitted to, and the initial limited partner withdrew from, Third Partnership effective October 14, 1986. 1212 Second Avenue Limited Partnership, a Washington limited partnership ("1212 Partnership") was originally the only general partner and is now the managing general partner with the obligation to manage and operate Third Partnership's business. Perkins Building Partnership, a Washington general partnership comprised of partners in the Seattle law firm of Perkins Coie, a Washington general partnership, is the sole limited partner of 1212 Partnership. 1201 Third Avenue Limited Partnership, a Washington limited partnership ("1201"), is the sole general partner of 1212 Partnership. Wright Runstad Associates Limited Partnership ("WRALP") is the sole general partner of 1201, and Wright Runstad is the sole general partner of WRALP. The majority of the limited partners of 1201 and WRALP are employees or other affiliates of Wright Runstad & Co.

    The Partnership Agreement was amended and restated to reflect the additional $47 million equity contribution made by Cornerstone effective September 27, 1995. The Agreement had been previously amended effective December 31, 1992 to allow the Company the right, at its sole discretion, to elect to become the managing general partner of Third Partnership. The Company currently holds a 50% general partnership interest and 1212 Partnership currently holds a 49% managing general partnership interest and a 1% limited partnership interest.

    During the Preliminary Period (from commencement of construction until October 14, 1989), the Company received distributions equal to 9% per annum on the amount of the Company's Capital Base. Amounts distributed to the Company during the Preliminary Period constituted a project cost.

    The Preference Period commenced on October 15, 1989 and is expected to continue for the foreseeable future. During the Preference Period, the Company is entitled to receive an annual Preference Return equal to 8% of its Capital Base. The Preference Return is cumulative, and if operating revenues (after payment of operating costs, capital expenditures and debt service) plus amounts 1212 Partnership is obligated to contribute in respect of the Preference Return, plus amounts funded by TULP Funding as Special Costs, are insufficient to fund the distribution of any Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 8% per annum, compounded annually. As of December 31, 1995, the Company is due a cumulative preference deficit, including accrued interest, of $7,121,000 which will be reduced as cash flow becomes available. The Preference Period ends when certain performance levels have been achieved for two consecutive years.

    Subject to the preferences in favor of the Company described above, all of Third Partnership's operating revenues remaining, after making payments required for (i) the operations of Third Partnership and Washington Mutual Tower, (ii) net Block 6 costs, and (iii) the payment of debt service, will be distributed 50% to the Company and 50% to 1212 Partnership during the Preference Period and 60% to the Company and 40% to 1212 Partnership thereafter.

Leases and Tenants

PERKINS COIE LEASE. 1212 Partnership originally leased to Perkins Coie ("Perkins Lease") a total of 176,000 square feet of space, which is approximately 17% of the net rentable area in Washington Mutual Tower. The Perkins Lease was assigned by 1212 Partnership to Third Partnership on October 14, 1986. The Perkins Lease commenced in July 1988 with an initial term of 16 years, followed by five successive five-year renewal options. Perkins Coie has the right to terminate the Perkins Lease after ten years upon payment of a certain termination fee. Gross rent will be payable monthly to Third Partnership, as lessor, at the annual net rate of $26.25 per square foot of net rentable area for the initial term. In addition, Perkins Coie pays its proportionate share of the increases (over a specified base year amount) in real property taxes and the operating expenses incurred in connection with the operation of

Washington Mutual Tower. By the terms of the Perkins Lease, individual partners of Perkins Coie are released from liability upon their withdrawal, retirement or expulsion from the Perkins Coie partnership.

WASHINGTON MUTUAL SAVINGS BANK LEASE. Third Partnership originally leased to Washington Mutual Savings Bank ("Washington Mutual") approximately 138,000 square feet of space in Washington Mutual Tower, which is approximately 13% of the net rentable area of the building. The lease is for a primary term of 18 years, commencing December 1, 1988. There was no rent payable prior to April 30, 1989. Thereafter, gross rent was payable at the rate of $23.25 per square foot, per year for the first five years, $26.25 per square foot, per year for the second five years, and $28.25 per square foot, per year for the last eight years. On July 11, 1994, the lease was amended, thereby reducing the rent by $95,000 per month for the period August 1, 1994 through April 30, 2007. The lease to Washington Mutual provides for the tenant to pay variable rent for its share of increases in operating expenses above 1989 operating expenses and for its share of increases in property taxes above $1.50 per square foot per year. Washington Mutual has three renewal options of five years each, at a rental rate equal to 90% of the then fair market rate. If Washington Mutual renews, it must renew for at least 50% of its space. Washington Mutual has expansion options for approximately 143,000 square feet of space, to be made available in varying increments between December 1, 1990 and December 1, 2002. Base rent for expansion space is 90% of the then fair market rental rate.

    Principal Tenants The following table lists those tenants of Washington Mutual Tower who leased approximately 5% or more of its net rentable area as of December 31, 1995:

                                                                    Net Rentable     Percentage of
                                                                    Area Leased        Total Net
    Tenant                        Principal Business Activity         (Sq. Ft.)       Rentable Area
    ------                        ---------------------------       -------------     -------------
    Perkins Coie                           Legal                    182,000                   17.1%
    Washington Mutual                      Banking                  159,000                   14.9%
    Karr Tuttle Campbell                   Legal                     51,000                    5.2%
                                                                    -------                   -----

    Total                                                           392,000                   37.2%
                                                                    =======                   =====

Historical Occupancy Rates

      As of December 31, for the noted years, the following percentage of the net rentable area in Washington Mutual Tower was leased at the average effective annual rental per square foot:

                                                       Avg. Effective
     Year                         % Leased             Annual Rental
     ----                         --------             -------------
     1995                              97%             $22.79
     1994                              97%             $21.80
     1993                              96%             $21.90
     1992                              94%             $22.73
     1991                              91%             $22.03

Lease Expirations

                                         Total                                             % of
     Year              # of Tenants      Sq. Ft.          Annual Rental               Gross Rent
     ----              ------------      -------          -------------               ----------
     1996                  34             65,000              $932,000                  4.0%
     1997                  19             85,000            $3,388,000                 14.6%
     1998                  28            212,000            $4,492,000                 19.4%
     1999                  26            201,000              $535,000                  2.3%
     2000                  7              19,000            $2,159,000                  9.3%
     2001                  4              20,000              $724,000                  3.1%
     2002                  3              52,000            $1,109,000                  4.8%
     2003                  2              60,000            $3,411,000                 14.7%
     2004                  4             247,000            $3,602,000                 15.5%
     2005                  1              13,000              $323,000                  1.4%

Long-Term Collateralized Debt

    On September 28, 1995, Third Partnership, refinanced the credit facility provided by TULP Funding Corporation, a subsidiary of Cornerstone. The amount outstanding, $126,100,000, was refinanced with a $79,100,000 mortgage note to Teachers Insurance Annuity Association ("Teachers") and a $47,000,000 capital contribution from Cornerstone. The loan matures September 30, 2005 and bears interest at the rate of 7.53 percent with the outstanding principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents. The mortgage debt agreement stipulates that all prepayments of rent in excess of one month are to be held in escrow by Third Partnership until due as rental income.

Real Estate Taxes

    Real property tax expense for 1995 was approximately $1,790,000. The tenant leases for Washington Mutual Tower generally contain provisions passing through to tenants increases in the cost of real estate taxes above their base year amounts, and therefore, increases in such taxes should not have a material effect on net operating income from Washington Mutual Tower (assuming that Washington Mutual Tower is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.


                               125 SUMMER STREET

General

    The Company acquired, through its wholly-owned subsidiary, CStone-Boston Inc., ("CStone-Boston") the fee interest in 125 Summer Street in Boston, Massachusetts on November 1, 1995.

Location and Description

    125 Summer Street is located on the edge of the financial district in the Central Business District of Boston, one block from Boston's busiest train station (South Station).

    Completed in 1989, 125 Summer Street is a 22-story, granite and glass office tower containing approximately 464,000 square feet of net rentable area and a 292-vehicle underground parking facility.


Leases and Tenants

DELOITTE & TOUCHE LEASE. CStone-Boston leases office space at 125 Summer Street to Deloitte & Touche, as successor in interest to Touche Ross & Co., under the terms of a lease dated February 5, 1988. The Deloitte & Touche net rent payment is based on a total of approximately 106,000 square feet and is calculated as follows: (i) $37.50 per rentable square foot for tenant's area on the 5th floor; (ii) $32.00 per rentable square foot for tenant's area on the 17th floor; (iii) $55.80 per rentable square foot for tenant's area on floors 19 and 20; and (iv) $62.40 per rentable square foot for tenant's area on floors 21 and 22. Tenant is not obligated to pay the installments of rent applicable to the first two months for each of the remaining lease years with respect to the 93,485 square feet on floors 19 through 22. The Deloitte & Touche lease term expires on October 31, 1999. Deloitte & Touche pays its proportionate share of operating costs and taxes, respectively, in excess of $5.00 per rentable square foot for each item exclusive of the 17th floor. Deloitte pays its proportionate share of these variable costs for the 17th floor in excess of the following: (i) actual tax expense per rentable square foot for the fiscal tax year 1994; and (ii) actual operating expense per rentable square foot for the calendar year 1993. Deloitte and Touche has two (2) options to renew its lease for a period of five (5) years each.

BOT FINANCIAL CORPORATION LEASE. CStone-Boston currently leases 68,182 square feet at a net rental rate of $37.50 per square foot to BOT Financial Corporation (the "BOT Lease"). The net rental rate remains fixed until the expiration of the original term on January 14, 1997. BOT Financial Corporation pays to CStone-Boston, as additional rent, its proportionate share of operating expenses and taxes, respectively, in excess of $5.00 per rentable square foot. BOT Financial Corporation has the option to renew the BOT Lease for a period of three years. Upon the terms of a separate lease agreement dated June 5, 1989, BOT Financial Corporation assumed additional premises comprising a total of 23,099 square feet (expanding its total premises to approximately 91,000 square feet on floors 2 through 5). The rental rate for the added area is $26.50 per square foot for the entire lease term. The additional area lease term is coterminous with the BOT Lease. As additional rent for the added area, BOT Financial Corporation pays its proportionate share of operating costs and taxes in excess of the building's actual operating expense and taxes per square foot.

BURNS & LEVINSON LEASE. CStone-Boston leases 85,169 square feet of office space at 125 Summer Street to Burns & Levinson ("B & L") under the terms of a lease dated December 16, 1987. The net rental rate for the lease term, which expires on April 3, 2000, is $34.00 per rentable square foot. B & L is liable for its proportionate share of operating costs and taxes in excess of the total sum of $10.00 per rentable square foot. Additionally, through calendar year 1997, B & L pays to CStone-Boston 33% of the amount by which its income from operations exceeds its adjusted base income (i.e. B & L's income from 1992 as adjusted to reflect any change in the number of partners), up to an aggregate of $2.5 million over the five years.


    Principal Tenants The following table lists those tenants of 125 Summer Street who leased approximately 5% or more of its net rentable area as of December 31, 1995:

                                                                                 Net Rentable      Percentage of
                                                                                  Area Leased        Total Net
    Tenant                                 Principal Business Activity            (Sq. Ft.)        Rentable Area
    ------                                 ---------------------------           ----------        -------------
    Deloitte & Touche                      Accounting                               106,000            22.8%
    BOT Financial Corporation              Finance                                   91,000            19.6%
    Burns & Levinson                       Legal                                     85,000            18.3%
    Gadsby & Hannah                        Legal                                     42,000             9.1%
                                                                                    -------            -----

    Total                                                                           324,000            69.8%
                                                                                    =======            =====

Historical Occupancy Rates

     As of December 31, for the noted years, the following percentage of the net rentable area in 125 Summer Street was leased at the average effective annual rental per square foot:

                                                       Avg. Effective
     Year                         % Leased             Annual Rental
     ----                         --------             -------------
     1995                              94%             $36.11
     1994                              93%             $34.41
     1993                              97%             $27.28
     1992                              96%             $25.63


Lease Expirations

                                         Total                                          % of
     Year              # of Tenants      Sq. Ft.           Annual Rental           Gross Rent
     ----              ------------      -------           -------------           ----------
     1996                  3               2,000            $4,639,000                 31.10%
     1997                  2              95,000              $667,000                  4.47%
     1998                  5              60,000              $249,000                  1.67%
     1999                  2              10,000            $7,393,000                 49.56%
     2000                  9             116,000            $1,280,000                  8.58%
     2001                  0             119,000              $102,000                  0.68%
     2002                  0                   0              $283,000                  1.90%
     2003                  1               7,000                $8,000                  0.05%
     2004                  1               7,000               $74,000                  0.50%
     2005                  1              10,000                     0                  0.00%



Long-Term Collateralized Debt

     On December 20, 1995, the Company, through its wholly-owned subsidiary CStone-Boston, executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $50,000,000. The loan is collateralized by 125 Summer Street and matures on January 1, 2003. The loan pays interest only at the rate of 7.20 percent until February 1, 2001 at which time interest and principal (calculated on a 25 year level amortization period) is payable.

Real Estate Taxes

    Real property tax for 1995 was approximately $2,600,000 of which $483,000 was expensed by CStone-Boston. The tenant leases for 125 Summer Street generally contain provisions passing through to tenants increases in the cost of real estate taxes, and therefore, increases in such taxes should not have a material effect on net operating income from 125 Summer Street (assuming that 125 Summer Street is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.


ITEM 3.  Legal Proceedings.

   There are no material legal proceedings involving the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The shares of common stock of the Company are traded on the Luxembourg, Frankfurt and Duesseldorf Stock Exchanges. Quotations of the common stock in Luxembourg are made in United States Dollars. Quotations in Duesseldorf and Frankfurt are made in Deutsche Marks. The high and low sales prices (in United States Dollars) on the Luxembourg Stock Exchange for each quarter of 1994 and 1995 were as follows:


   Sales Price
   -----------
                                                 High             Low
                                                 ----             ---
         1994
         ----

    1st Quarter                                 $17.38           $16.00
    2nd Quarter                                 $17.25           $16.00
    3rd Quarter                                 $17.00           $15.40
    4th Quarter                                 $15.75           $15.00

         1995
         ----

    1st Quarter                                 $16.00           $13.88
    2nd Quarter                                 $16.30           $14.50
    3rd Quarter                                 $18.25           $14.40
    4th Quarter                                 $14.88           $13.75


     The high and low sales prices (in Deutsche Marks) on the Frankfurt Stock Exchange for each quarter of 1994 and 1995 were as follows:


Sales Price
- -----------

                                                 High             Low
                                                 ----             ---
         1994
         ----

    1st Quarter                                DM30.00          DM27.60
    2nd Quarter                                DM28.70          DM25.60
    3rd Quarter                                DM26.60          DM24.10
    4th Quarter                                DM24.80          DM22.70

         1995
         ----

    1st Quarter                                DM23.50          DM21.60
    2nd Quarter                                DM22.20          DM20.30
    3rd Quarter                                DM24.80          DM20.90
    4th Quarter                                DM21.40          DM19.45

     The high and low sales prices (in Deutsche Marks) on the Duesseldorf Stock Exchange for each quarter of 1994 and 1995 were as follows:

Sales Price
- -----------

                                                 High             Low
                                                 ----             ---
         1994
         ----

    1st Quarter                                DM30.10          DM27.20
    2nd Quarter                                DM28.60          DM25.50
    3rd Quarter                                DM26.80          DM24.00
    4th Quarter                                DM24.50          DM22.80

         1995
         ----

    1st Quarter                                DM23.40          DM21.60
    2nd Quarter                                DM22.30          DM20.00
    3rd Quarter                                DM24.60          DM20.90
    4th Quarter                                DM21.40          DM19.45

     The closing quotation of the Company's common stock on March 18, 1996 was U.S. $14.00 on the Luxembourg Stock Exchange, DM20.80 on the Frankfurt Stock Exchange and DM 20.50 on the Duesseldorf Stock Exchange.

     Trading in the common stock of the Company has been conducted only outside the United States under laws that prevent disclosure of the number of beneficial owners of the common stock, most of whom hold their shares through banks or other fiduciaries. The company estimates, however, that the number of beneficial owners of its common stock as of March 18, 1996 exceeds 13,000.

     Return of capital distributions of U.S. $0.57 per share was paid on August 31, 1993 and $0.58 per share was paid on January 31, 1994 for the year 1993; $0.58 per share was paid on August 31, 1994, $0.29 per share was paid on October 17, 1994 and $0.29 per share was paid on January 31, 1995 for the year 1994; $0.68 per share was paid on August 31, 1995 and $0.48 per share was paid on December 27, 1995 for the year 1995.

    The Company intends to continue to declare semi-annual distributions on its shares. However, no assurance can be made as to the amounts of future distributions since such distributions are subject to the Company's funds from operations, earnings, financial condition, and such other factors as the Board of Directors deem relevant.

ITEM 6.  Selected Financial Data.

    The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                      1995             1994           1993(1)           1992(2)            1991
                                      ----             ----           ----              ----               ----
                                               (In thousands, except per share amounts)
Total assets                         $586,089         $477,996         $515,792         $527,326         $531,712
Long-term debt                        369,600          130,500          141,638          140,215          138,911
Credit facility debt                        -          236,467          235,677          236,713          235,490

Revenues                               92,387           85,574           65,827           35,702           36,829
Expenses                               98,099           88,084           70,361           41,581           42,743
Minority interest                       3,417            3,899            1,214                -                -
Extraordinary loss                      4,445              581
Net loss                              (13,574)          (6,990)          (5,748)          (5,879)          (5,914)

    Per share information -
    Loss                               ($0.94)          ($0.53)          ($0.43)          ($0.44)          ($0.45)

Payments to shareholders:
    From earnings                           -                -                -                -                -
    From return of
         contributed capital             1.16             1.16             1.15             1.10             1.00
                                        -----            -----            -----            -----            -----
                                        $1.16            $1.16            $1.15            $1.10            $1.00
                                        =====            =====            =====            =====            =====

(1) Effective December 31, 1993, the financial statements of NWC have been consolidated with the financial statements of the Company (See Note 1 of the Notes to Consolidated Financial Statements).

(2) Effective December 31, 1992, the financial statements of Lincoln and Third Partnership have been consolidated with the financial statements of the Company (See Note 1 of the Notes to Consolidated Financial Statements).

See Item 7 below for a discussion of the selected financial data.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     CONSOLIDATION. Cornerstone's principal source of income is rental revenues received through its investment in three real estate partnerships and one fee simple investment held by four wholly-owned subsidiaries: 1700 Lincoln Limited owned by ARICO-Denver, Inc., NWC Limited Partnership owned by ARICO-Minneapolis, Inc., Third and University Limited Partnership owned by ARICO-Seattle, Inc. and 125 Summer Street owned by CStone-Boston, Inc., respectively. As of December 31, 1993, NWC Limited Partnership has been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion; the results of operations of NWC Limited Partnership are consolidated for 1994 and reflected on the equity method of accounting prior to January 1, 1994. Effective December 31, 1992, investments in 1700

Lincoln Limited and Third and University Limited Partnership have been accounted for using the consolidation method of accounting.

     NET EARNINGS AND LOSSES. On a consolidated basis, Cornerstone's share in net earnings and losses of its real estate investments increased to $12,400,000 in 1995 from $7,883,000 in 1994. Cornerstone's share in net earnings and losses decreased to $7,883,000 in 1994 from $9,806,000 in 1993. The increase in 1995 is primarily attributable to the debt refinancing at Third and University Limited Partnership resulting in lower debt service costs, the completion of garage repairs at One Norwest Center in 1994 and the earnings from 125 Summer Street acquired November 1, 1995. The decrease in 1994 was primarily attributable to the sale of the Atrium and garage repairs at One Norwest Center and the participation of our partner in the income of NWC Limited Partnership.

     PROPERTY RESULTS. For the year ended December 31, 1995, the increase in office and parking rentals from 1994 of $4,991,000 is due to the purchase of 125 Summer Street, higher expense recoveries due to higher real estate taxes, and increasing occupancy and rental rates. The $1,371,000 increase in real estate taxes is due to the purchase of 125 Summer Street and an approximately 12 percent increase in taxes at Norwest Center in Minneapolis. For the year ended December 31, 1994, the increases in office and parking rentals of $35,464,000, building operating expenses of $6,023,000, and real estate taxes of $7,185,000 were due to the consolidation of NWC Limited Partnership. Included in building operating expenses for 1993 is a loss of approximately $1,502,000 which was recorded when Third and University Limited Partnership accepted a deed and assignment of leases and rents in lieu of foreclosure resulting from an affiliate's failure to repay a loan to Third and University Limited Partnership, and assumed ownership in commercial property (the Galland and Seneca Buildings) that is adjacent to Washington Mutual Tower. The loss represents the difference between the recorded value of the loan at the time of foreclosure and the estimated fair market value of the collateral and net assets assumed.

     INTEREST AND OTHER INCOME. Interest and other income was $3,839,000 in 1995, $2,017,000 in 1994 and $11,548,000 in 1993. These amounts primarily consist of interest earned from short-term investments, notes receivable from partners, interest income on the mortgage note to NWC Limited Partnership in 1993 and income from the advisory contracts in 1995. Also included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amount of $501,000, $612,000 and $713,000 for 1995, 1994 and 1993, respectively. The 1995 increase in interest and other income of $1,822,000 from 1994 is due to the stock placement proceeds being held in short term investments from the date of placement (August 4) until the date of investment (November 1) when the Company purchased 125 Summer Street. The decrease in interest and other income for 1994 was due to the consolidation of NWC Limited Partnership.

     INTEREST EXPENSE. Interest expense incurred by Cornerstone relating to its financing activities was $29,467,000, $30,792,000, and $31,652,000 for
1995, 1994 and 1993, respectively. The decrease in 1995 is primarily due to the refinancing and partial prepayment of the Washington Mutual Tower debt and the interest rate reduction on the $32,500,000 term loan from approximately 9.66% to 5.00%. The decrease in 1994 primarily resulted from the prepayment of the zero coupon debt. The restructuring of certain debt agreements during the year resulted in a decrease in interest expense of NWC Funding Corporation and TULP Funding Corporation which amounted to $17,491,000 in 1994 and

$18,172,000 in 1993. In addition to the interest expense for the two funding corporations, interest on the One United Realty Corporation (OURC) notes, including accrued interest on the zero coupon portion, amounted to $9,520,000, $11,411,000 and $10,942,000 in 1995, 1994 and 1993, respectively. The remaining amount of interest expense represents interest on Cornerstone's borrowings under its lines of credit.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $23,877,000 in 1995 from $23,432,000 in 1994 due to the purchase and depreciation of 125 Summer Street. The increase to $23,432,000 in 1994 from $17,454,000 in 1993 was due to the consolidation of NWC Limited Partnership.

     ADMINISTRATIVE EXPENSES. The aggregate amount of Cornerstone administrative expenses has increased to $5,553,000 in 1995 from $3,869,000 in 1994 and $3,728,000 in 1993. The increase in 1995 of $1,684,000 was due to the change to self-administration on July 1; however, when considered with the advisory income from third party contracts of $813,000 and the savings of transaction fees relating to property acquisitions of approximately $1,360,000 which would have been due under the prior advisory contract, the net overall savings from the change to self-administration was approximately $489,000. The increase from 1993 to 1994 was primarily as a result of increased non-recurring legal and professional fees. The largest component of administrative expenses prior to 1995 was advisory fee expense which amounted to $2,100,000 in 1994 and $2,133,000 in 1993.

    UNREALIZED LOSS ON INTEREST RATE SWAP. The Company does not trade in derivative instruments, but uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. The unrealized loss of $7,672,000 represents the estimated amount, at December 31, 1995, that the Company would pay to terminate the $98,000,000 notional amount forward interest rate swap with a maturity date of February 17, 2007. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

Liquidity and Capital Resources

     CAPITAL STOCK TRANSACTIONS. On June 19, 1995, the Company increased the number of authorized shares from 40,000,000 shares of common stock, without par value, to 115,000,000 shares of capital stock, without par value, of which 15,000,000 shares are preferred stock and 100,000,000 shares are common stock.

    On August 4, 1995, the Company received $90,447,500 gross proceeds from the placement of 6,325,000 new shares of common stock at a price of $14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds were used for the purchase of 125 Summer Street and the Tower 56 mortgage note.

    Also on August 4, 1995, 3,030,303 preferred shares were issued to Deutsche Bank for gross proceeds of $50,000,000. The preferred shares are 7.0 percent cumulative and convertible into common stock at $16.50 per share any time after August 4, 2000. At December 31, 1995 there was approximately $1,449,000 or $0.48 per share in dividends in arrears on these preferred shares. The net proceeds from the preferred share issuance were used to retire existing indebtedness.

    On December 27, 1995, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $2,840,000 and issued an additional 207,302 shares of common stock to shareholders.

     FUNDS FROM OPERATIONS. The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts. FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the unrealized loss on interest rate swap previously discussed due to the unrealized, non-cash nature of this charge. Due to the unique nature of Cornerstone's leases, a further adjustment to the standard definition of FFO is made to reduce FFO by the amount of free and deferred rental revenue which has been recognized in the financial statements. In the opinion of management, these amounts relate to benefits which will not be realized, in the form of increased cash flow, until future periods and would distort the FFO calculation.

     Industry analysts generally consider FFO to be an appropriate measure of performance of an equity Real Estate Investment Trust (REIT) such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or for cash flow from operations as a measure of liquidity calculated in accordance with generally accepted accounting principles.

     The table below illustrates the adjustments which were made to the net loss of Cornerstone for the last three years in the calculation of FFO (in thousands):

                                                                       Funds From Operations
                                                                       ---------------------

                                                               1995             1994             1993
                                                               ----             ----             ----
Net loss                                                     (13,574)         ($6,990)         ($5,748)

 Plus:
   Depreciation and amortization                              23,831           23,582           24,785
   Amortization on rent notes                                  1,119            1,008              907
   Unrealized losses                                           7,672                -                -
   Extraordinary losses                                        4,445              581                -
   Capital loss (reserves)                                         -                -            2,697
   Norwest Center tax adjustment                                 807                -                -

Less:
   Minority interest adjustments                                (591)            (932)            (404)
   Free rent and deferred rents                               (3,084)          (2,865)          (3,157)
                                                             -------          -------          -------

Funds From Operations                                        $20,625          $14,384          $19,080
                                                             =======          =======          =======

     The increase in FFO from 1994 to 1995 was primarily due to the completion in 1994 of the garage repair and increased rents from One Norwest Center, the purchase of 125 Summer Street, the repayment of the zero coupon debt in 1994, increased advisory income, and the reduction of the outstanding debt and the end of the priority distribution at Washington Mutual Tower.

     The FFO for 1994 and 1993 represents an exceptional low and high, respectively. This was anticipated by management and arose from certain non-recurring events. The non-recurring events were the following: (i) the receipt of certain non-recurring income in 1993, (ii) the elimination of the Atrium rental payments in 1994 and (iii) the one-time expense for the repair of the Denver parking structure in 1994. The non-recurring income received in 1993 related to (i) the final guarantee period contribution in 1993 by Cornerstone's partner in Third and University Limited Partnership which was triggered upon successfully attaining 98 percent leasing levels at Washington Mutual Tower, and (ii) the reallocation of partnership income triggered at NWC Limited Partnership due to the achievement of increased property cash flow.
The sale of the Atrium in September 1993 was consummated in order to reduce leverage. The elimination of income from the Atrium resulted in an offsetting elimination of interest expense as the zero coupon notes collateralized by One Norwest Center in Denver were retired. The one-time costs related to the repair of the Denver parking structure are consistent with first-class portfolio management. These one-time events had no impact on the underlying operations or tenancy of the Company's properties. After adjusting for these one-time events, FFO for 1994 is substantially consistent with the 1993 amount.

     MORTGAGE NOTE RECEIVABLE. On December 19, 1995, the Company purchased two mortgage notes collateralized by Tower 56 in New York City with a face value of $54,000,000 and accrued interest of approximately $11,000,000 for a purchase price of $30,150,000. The carrying amount of the mortgage note receivable at December 31, 1995 includes the purchase price, closing adjustments and related acquisition costs. The existing owner, Tower 56 Partners, has agreed to a "pre-packaged" bankruptcy plan through which it will transfer title of Tower 56 to Cornerstone during the second quarter of 1996. At the time of the transfer, Cornerstone will make a payment of $2,125,000 to two of the partners of Tower 56 Partners. Additionally, HRO International, an affiliate of Tower 56 Partners, will manage the building under a five year management agreement for a fee of 3 percent of gross revenues and will receive one-third of the cash flow above that which provides Cornerstone a 9 percent return on its Capital Base. HRO International will also receive one-third of the property sale proceeds above that which provides Cornerstone with a 12 percent cumulative internal rate of return.

     MORTGAGE INDEBTEDNESS. The Company, through OURC, had $98,000,000 in long-term debt outstanding at December 31, 1995. Interest only is due on these notes, which mature on February 17, 1997, at a rate of 8.893 percent. The notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center. The Company is currently in negotiations with prospective lenders regarding a refinancing of this indebtedness.

     As protection against market interest rates rising prior to the maturity of the above stated notes, on September 29, 1993, Cornerstone entered into an interest rate swap with Deutsche Bank AG with an effective date of February 18, 1997. The interest rate swap is at a fixed rate of 7.14 percent per annum on a notional amount of $98,000,000 for a period of ten years. The swap contains a mutual termination clause by which either party may terminate the swap on February 18, 1997 at its then current market value.

     On April 7, 1995, the Third Amended and Restated Promissory Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110,000,000 was sold to Norwest Corporation. The loan matures December 31, 2005 and bears interest at the rate of 8.74 percent. The loan is collateralized by a first mortgage on Norwest Center and assignment of all leases and rents.

     On September 28, 1995, Third and University Limited Partnership, through Teachers Insurance and Annuity Association, refinanced $79,100,000 of outstanding debt collateralized by Washington Mutual Tower. The loan matures September 30, 2005 and bears interest at the rate of 7.53 percent with the principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents.

     On December 20, 1995, the Company, through its wholly-owned subsidiary CStone-Boston, Inc., executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $50,000,000. The loan is collateralized by 125 Summer Street and matures on January 1, 2003. The loan pays interest only at the rate of 7.20 percent until February 1, 2001 at which time interest and principal (calculated on a 25 year level amortization period) is payable.

     OTHER INDEBTEDNESS. On August 8, 1995, the existing $32,500,000 term loan was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5.00 percent. The loan must be repaid at par upon the sale of either Norwest Center or Washington Mutual Tower. The term loan had a $32,500,000 balance at December 31, 1995.

     At December 31, 1995, Cornerstone had a $12,000,000 revolving line of credit with DBNY. The line is available for general corporate purposes at a rate equivalent to LIBOR plus 0.625 percent or, at Cornerstone's option, the then prime interest rate. The line is also available for standby letters of credit at a rate of 0.375 percent and expires in June, 1996. At December 31, 1995, none of the credit line had been drawn upon.

     OTHER MATTERS. The Company is not aware of any environmental issues at any of its properties. The Company does not believe inflation will have a significant effect on its results. The Company believes it has sufficient insurance coverage at each of its properties.

     SHAREHOLDERS' DISTRIBUTIONS. Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a REIT. Currently, Cornerstone has no taxable income and anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. For 1995, Cornerstone paid distributions from its contributed capital to its shareholders of $0.68 per share on August 31, 1995 (to shareholders of record on July 31, 1995), and $0.48 per share on December 27, 1995 (to shareholders of record as of November 29, 1995).

     LIQUIDITY. At December 31, 1995, the Company had $7,740,000 in cash and cash equivalents and $4,393,000 in restricted cash. Restricted cash is being held by the trustee for the OURC notes, representing credit support payments to be used for interest payments on the long-term debt. In addition, Cornerstone anticipates it will receive distributions from real estate partnerships and rents under tenant leases on a monthly basis which will be used to cover normal operating expenses and pay distributions to its shareholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

     IMPACT OF NEW ACCOUNTING STANDARDS. During 1995, the Financial Accounting Standards Board issued SFAS #121, "Accounting for Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" and SFAS #123, "Accounting for Stock Based Compensation." During 1995, Cornerstone adopted SFAS #121 and is currently assessing the impact of SFAS #123 which will be effective for fiscal years beginning on or after December 15, 1995.


ITEM 8.  Financial Statements and Supplementary Data.

     See the Financial Statements included as a part hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

     The information required to be included in Form 10-K in response to the following items is to be included in the Company's Proxy Statement for its Annual Meeting to be held on June 20, 1996, to be filed pursuant to Regulation 14A, and pursuant to applicable rules is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant.


Item 11.  Executive Compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


Item 13.  Certain Relationships and Related Transactions.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following documents are filed as part of this annual report:                                       PAGE NUMBER
                                                                                                       -----------
              (a)    Financial Statements and Financial Statement Schedules:

                    (i)   The Company:                                                                         F-1

                          The following financial statements and report of independent accountants are filed herewith at the pages indicated:

                          Report of Independent Accountants                                                    F-2

                          Consolidated Balance Sheets -
                            December 31, 1995 and 1994                                                         F-3

                          Consolidated Statements of
                           Operations for the years ended
                           December 31, 1995, 1994 and 1993                                                    F-4

                          Consolidated Statements of Shareholders'
                           Investment for the years ended
                           December 31, 1995, 1994 and 1993                                                    F-5

                          Consolidated Statements of Cash
                           Flows for the years ended
                           December 31, 1995, 1994 and 1993                                                    F-6

                          Notes to Consolidated Financial Statements                                   F-7 to F-22

                          Schedule III                                                                F-23 to F-24

                          Schedule IV                                                                         F-25

                    (ii)  NWC Limited Partnership financial statements for 1993 and 1992, incorporated herein by reference, to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1993.


              (b)         Reports on Form 8-K:

                          1.      Form 8-K dated October 11, 1995
                                           Item 5 - Other Events.
                                                   Board of Directors approval to acquire 125
                                                   Summer Street in Boston, Massachusetts for
                                                   approximately $105 million.

                    2.    Form 8-K dated November 6, 1995
                                  Item 2 - Acquisition or Disposition of Assets.
                                           Completion of the acquisition of 125 Summer
                                           Street in Boston, Massachusetts for
                                           approximately $105 million.

               (c)        Exhibits:

                   *3.1           Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Company's
                                  Amendment No. 1 to form 10-Q for the quarter ended June 30, 1987.

                   *3.1(a)        Certificate of voting powers, designations, preferences, limitaitons, restrictions and relative rights of 7% cumulative convertible preferred stock of ARICO America Realestate Investment
                                  Company.

                   *3.5           Bylaws, as amended as of December 8, 1995.

                    4.1           Specimen Common Stock Certificates, incorporated by reference to Exhibit 4.1 of the Company's
                                  Registration Statement on Form 10.

                    4.2           Indenture, dated as of February 17, 1987, between Manufacturers Hanover Trust Company and One
                                  United Realty Corporation, a wholly owned subsidiary of the Company, incorporated by reference to
                                  Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                  1987.

                    4.3           Forms of Interest Bearing and Zero Coupon Notes (included in Exhibit 4.2).

                   *4.4           Letter Agreement, dated July 10, 1996, with Deutsche Bank AG.

                    10.1          Lease Agreement dated February 5, 1981 between Lincoln Building corporation, Lessor, and 1700
                                  Lincoln Limited, Lessee dated May 5, 1981, incorporated by reference to exhibit 10.1 of the
                                  Company's Registration Statement on Form 10.

                    10.7          Letter dated December 15, 1986 to NWC Limited Partnership from the Company, incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December
                                  31, 1986.

                    10.8          Note Purchase Agreement, dated as of February 17, 1987, between seven financial institutions and
                                  One United Realty Corporation, a wholly owned subsidiary of the Company,

                                  incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the
                                  year ended December 31, 1987.

                    10.9          Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Leases and
                                  Rents, dated as of February 17, 1987, made by 1700 Lincoln Limited Partnership to the Company, incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

                    10.10         Mortgage Assignment and Pledge Agreement, dated as of February 17, 1987, by One United Realty
                                  Corporation, a wholly-owned subsidiary of the Company, to Manufacturers Hanover Trust Company, as
                                  Trustee, incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K
                                  for the year ended December 31, 1987.

                    10.11         Financing Consent Agreement, dated as of August 5, 1986, by and among the Company, Gerald D.
                                  Hines, Hines Ltd., Hines Colorado Corp. and 1700 Lincoln Limited Partnership, incorporated by reference to exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December
                                  31, 1987.

                    10.21         Note Purchase Agreement executed as of December 30, 1988 among the Company, Lincoln Building
                                  Corporation, Hines Colorado Limited, 1700 Lincoln Limited and Lincoln Atrium Limited, incorporated by reference to exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended
                                  December 31, 1988.

                    10.36         Amended and Restated Advisory Agreement effective as of December 3, 1993, between the Company and
                                  Deutsche Bank Realty Advisors, Inc.

                    10.37         Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited effective as of
                                  April 20, 1989.

                    10.38         First Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln
                                  Limited dated as of September 28, 1993.

                    10.39         Atrium Purchase and Sale Agreement dated September 28, 1993 between Lincoln Atrium Limited and
                                  Lincoln Building Corporation.

                    10.40         Amended and Restated Articles of Limited Partnership of NWC Limited Partnership effective as of
                                  September 29, 1993.

                    10.41         Third Amended and Restated Promissory Note between NWC Limited Partnership and NWC Funding
                                  Corporation dated as of September 29, 1993.

                    10.43         Second Amendment to Credit Facility Agreement dated as of September 29, 1993 between NWC Funding
                                  Corporation and NWC Limited Partnership.

                    10.47         Deed-In-Lieu Agreement dated as of December 29, 1993 between Block Six Limited Partnership and
                                  Third and University Limited Partnership.

                    10.49         Amended and Restated Agreement dated November 4,  1994, by and among 1700 Lincoln Limited, One
                                  United Realty Corporation, Chemical Bank and the Company, incorporated by reference to the Note
                                  Purchase Agreement of  Exhibit 10.8, the Deed of Trust, Mortgage, Security Agreement, Financing
                                  Statement and Assignment of Leases and Rents of Exhibit 10.9 and the Mortgage Assignment and
                                  Pledge Agreement of Exhibit 10.10.

                   *10.50         Deed of Trust Note, dated September 27, 1995, made by Third and University Limited Partnership to
                                  Teachers Insurance and Annuity Association of America.

                   *10.51         Third Amended and Restated Articles of Limited Partnership of Third and University Limited
                                  Partnership, dated as of September 27, 1995

                   *10.52         Assignment of Recorded Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest
                                  Corporation

                   *10.53         Assignment of Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest
                                  Corporation

                   *10.54         Purchase and Sale Agreement of 125 Summer Street, dated as of September 27, 1995, between Michael
                                  C. Fong, Osama El Haddad, and Mark S. James as Trustees of Lincoln Summer Realty Trust, and
                                  Cornerstone Properties Inc.

                   *10.55         Mortgage and Security Agreement, dated as of December 20, 1995, between CStone-Boston and The
                                  Northwestern Mutual Life Insurance Company.

                   *10.56         Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone
                                  Properties Inc.

                   *10.59         Credit Agreement, dated as of August 8, 1995, between ARICO America Realestate Investment Company and Deutsche Bank AG London.

                   *11.1          Statement of Computation of Earnings Per Share.

                    21            List of Subsidiaries, incorporated by reference to Exhibit 22.1 of the Company's Annual Report on
                                  Form 10-K for the year ended December 31, 1988.

                   *24.1          Powers of Attorney.

                   *27            For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

- -----------------------
   * Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORNERSTONE PROPERTIES INC.
                                     (Registrant)



                                      /s/ John S. Moody
                                     --------------------
                                     John S. Moody, President & CEO
DATED: March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ John S. Moody
- ------------------------------------------------------------------
John S. Moody, President and Director
(Principal Executive Officer)

 /s/ Thomas P. Loftus
- ------------------------------------------------------------------
Thomas P. Loftus, Vice President and Controller
(Principal Financial and Accounting Officer)

*/s/ Dr. Rolf-E. Breuer
- ------------------------------------------------------------------
Dr. Rolf-E. Breuer, Director and Chairman

*/s/ Blake Eagle
- ------------------------------------------------------------------
Blake Eagle, Director

*/s/ Dr. Karl-Ludwig Hermann
- ------------------------------------------------------------------
Dr. Karl-Ludwig Hermann, Director

*/s/ Hans C. Mautner
- ------------------------------------------------------------------
Hans C. Mautner, Director

*/s/ Berthold T. Wetteskind
- ------------------------------------------------------------------
Berthold T. Wetteskind, Director

*By /s/John S. Moody
- ------------------------------------------------------------------
John S. Moody, as Attorney-in-Fact for the persons indicated


DATED: March 27, 1996

                          CORNERSTONE PROPERTIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Cornerstone Properties Inc.

We have audited the consolidated financial statements and financial statement schedules of Cornerstone Properties Inc. and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, listed in item 14(a)(i) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1, prior to December 31, 1993, the Company used the equity method of accounting for its investment in NWC Limited Partnership. As of December 31, 1993, the Company began using the consolidation method of accounting since the Company has a majority interest in the economic benefits and acquired the right to become the managing general partner at its sole discretion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Properties Inc. and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

New York, NY
March 5, 1996

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1995 AND 1994
                         (Dollar amounts in thousands)
                                    (Note 1)

                                                                                                1995              1994
                                                                                            ------------      ------------
                                 ASSETS

Investments, at cost: (Notes 2, 3, 4, 5 and 6)
       Land                                                                                  $   57,823        $   42,073
       Buildings and improvements                                                               546,357           458,090
       Mortgage note receivable                                                                  30,731               -
       Deferred lease costs                                                                      72,077            71,668
                                                                                            ------------      ------------
                                                                                                706,988           571,831
       Less: Accumulated depreciation and amortization                                          175,167           154,228
                                                                                            ------------      ------------
          Total investments                                                                     531,821           417,603

Cash and cash equivalents (Note 1)                                                                7,740            12,506
Restricted cash (Note 8)                                                                          4,393             4,732
Other deferred costs, net of accumulated amortization of $5,301 and $15,129                       2,895             5,659
Deferred tenant receivables (Note 1)                                                             32,695            29,524
Tenant and other receivables                                                                      1,585               955
Notes receivable (Note 7)                                                                         4,153             6,029
Other assets                                                                                        807               916
                                                                                            ------------      ------------
TOTAL ASSETS                                                                                 $  586,089        $  477,924
                                                                                            ============      ============


                LIABILITIES AND SHAREHOLDERS' INVESTMENT

Long-term debt (Note 8)                                                                      $  369,600        $  130,500
Borrowings under lines of credit  (Note 9)                                                          -             236,467
Accrued interest payable                                                                          4,327             7,469
Accrued real estate taxes payable                                                                10,045             9,027
Shareholders' distribution payable                                                                    -             3,840
Accounts payable and accrued expenses                                                             3,456             3,219
Unearned revenue and other liabilities                                                           16,499            10,118
                                                                                            ------------      ------------
TOTAL LIABILITIES                                                                               403,927           400,640
                                                                                            ------------      ------------

Minority Interest                                                                                (7,194)           (6,642)
                                                                                            ------------      ------------

Commitments and Contingencies (Notes 2, 3, 4, 5, 6, 8, 12 and 15)

SHAREHOLDERS' INVESTMENT

Preferred Stock, $16.50 stated value, 15,000,000 shares authorized;
     3,030,303 shares issued and outstanding (Note 10)                                           50,000               -
Common stock, authorized shares (1995-100,000,000; 1994-40,000,000);
    shares issued and outstanding (1995-19,959,515; 1994-13,240,500) (Note 10)
Paid-in capital                                                                                 181,477           110,237
Accumulated deficit                                                                             (39,885)          (26,311)
Deferred compensation (Note 12)                                                                  (2,236)              -
                                                                                            ------------      ------------
TOTAL SHAREHOLDERS' INVESTMENT                                                                  189,356            83,926
                                                                                            ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                               $  586,089        $  477,924
                                                                                            ============      ============

          The accompanying notes are an integral part of these consolidated financial statements

              CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
        (Dollar amounts in thousands, except per share amounts)
                                (Note 1)


                                                             1995                1994                1993
                                                         -----------         -----------         -----------
REVENUES
       Office and parking rentals                         $  88,548           $  83,557           $  47,405
       Equity in earnings:
           1700 Lincoln Limited (Note 2)                        -                   -                   478
           NWC Limited Partnership (Note 3)                     -                   -                 6,396
       Interest and other income                              3,839               2,017              11,548
                                                         -----------         -----------         -----------
           TOTAL REVENUES                                    92,387              85,574              65,827
                                                         -----------         -----------         -----------

EXPENSES
       Building operating expenses                           19,233              19,065              13,845
       Real estate taxes                                     12,297              10,926               3,682
       Interest expense                                      29,467              30,792              31,652
       Depreciation and amortization                         23,877              23,432              17,454
       Advisory fee (Note 11)                                 1,050               2,100               2,133
       Professional fees                                      1,215                 643                 516
       General and administrative                             3,200               1,015                 968
       Directors' fees                                           88                 111                 111
       Unrealized loss on interest rate swap (Note 13)        7,672                 -                   -
                                                         -----------         -----------         -----------
           TOTAL EXPENSES                                    98,099              88,084              70,361
                                                         -----------         -----------         -----------

       Minority Interest                                      3,417               3,899               1,214
                                                         -----------         -----------         -----------

Loss before extraordinary item                               (9,129)             (6,409)             (5,748)

       Extraordinary loss (Note 9)                           (4,445)               (581)                -
                                                         -----------         -----------         -----------

NET LOSS                                                  $ (13,574)          $  (6,990)          $  (5,748)
                                                         ===========         ===========         ===========

LOSS BEFORE EXTRAORDINARY ITEM PER SHARE (NOTE 1)         $   (0.67)          $   (0.48)          $   (0.43)
                                                         ===========         ===========         ===========

NET LOSS PER SHARE (NOTE 1)                               $   (0.94)          $   (0.53)          $   (0.43)
                                                         ===========         ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (Dollar amounts in thousands)
                                (Notes 1 and 10)



                                             Common Stock             Preferred Stock
                                       -----------------------   ------------------------
                                        Outstanding   Paid-In    Outstanding     Paid-In    Accumulated     Deferred
                                          Shares      Capital       Shares       Capital      Deficit     Compensation     Total
                                       ------------ ----------   ------------  ----------   -----------   ------------  ----------
BALANCE, DECEMBER 31, 1992              13,240,500  $ 140,823            -     $     -      $  (13,573)    $       -     $127,250

Net Loss                                       -          -              -           -          (5,748)            -       (5,748)

Distributions to Shareholders:
   Return of contributed capital of
   of $1.15 per share                          -      (15,227)           -           -             -               -      (15,227)
                                       ------------ ----------   ------------  ----------   -----------   ------------  ----------

BALANCE, DECEMBER 31, 1993              13,240,500    125,596            -           -         (19,321)            -      106,275

Net Loss                                       -          -              -           -          (6,990)            -       (6,990)

Distributions to Shareholders:
   Return of contributed capital of
   of $1.16 per share                          -      (15,359)           -           -             -               -      (15,359)
                                       ------------ ----------   ------------  ----------   -----------   ------------  ----------
                                                                                                                              -
BALANCE, DECEMBER 31, 1994              13,240,500    110,237            -           -         (26,311)            -       83,926

Common Stock Proceeds,
net of $6,083 in stock issuance costs    6,325,000     84,365            -           -             -               -       84,365

Preferred Stock Proceeds                       -          -        3,030,303      50,000           -               -       50,000

Restricted Stock Grants                    186,713      2,670            -           -             -            (2,670)       -

Restricted Stock Grant Vesting                 -          -              -           -             -               434        434

Net Loss                                       -          -              -           -         (13,574)            -      (13,574)

Dividend Reinvestment,                                                                                                        -
net of $150 in stock issuance costs        207,302      2,690            -           -             -               -        2,690

Distributions to Common Shareholders:
   Return of contributed capital of
   of $1.16 per share                          -      (18,485)           -           -             -               -      (18,485)
                                       ------------ ----------   ------------  ----------   -----------   ------------  ----------

BALANCE, DECEMBER 31, 1995              19,959,515   $181,477      3,030,303   $  50,000    $  (39,885)    $    (2,236)  $189,356
                                       ============ ==========   ============  ==========   ===========   ============  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (Dollar amounts in thousands)
                                (Notes 1 and 17)

                                                                                       1995              1994              1993
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (13,574)        $  (6,990)        $  (5,748)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization                                               23,877            23,432            17,454
           Deferred compensation amortization                                             434               -                 -
           Unrealized loss on interest rate swap                                        7,672               -                 -
           Extraordinary loss                                                           4,446               581               -
           Unbilled rental revenue                                                     (3,088)           (2,380)             (273)
           Equity in earnings of real estate partnerships                                 -                 -              (6,874)
           Distributions from real estate partnerships                                    -                 -              10,042
           Loss on Galland and Seneca Buildings                                           -                 -               1,502
           (Recoveries) provisions for doubtful accounts                                  -                 (98)              604
           Interest accretion on zero coupon notes                                        -               1,310             1,423
           Decrease in accrued interest payable                                        (3,142)             (744)              (13)
           Minority interest share of income                                            3,417             3,899             1,214
           (Increase) decrease in tenant and other receivables and other assets          (564)            1,272               105
           Increase in accounts payable, accrued expenses and other liabilities           558             8,686               641
                                                                                   ------------      ------------      ------------
           Total adjustments                                                           33,610            35,958            25,825
                                                                                   ------------      ------------      ------------
           Net cash provided by operating activities                                   20,036            28,968            20,077
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property, net of $66, $76 and $645 in
           accounts payable in 1995, 1994 and 1933, respectively                     (137,370)           (2,417)           (3,195)
     Cash balances of consolidated partnerships                                           -                 -               1,125
     Lincoln Atrium Limited - sales proceeds                                              -                 -              14,250
     Deferred costs incurred on investments                                               (33)               (3)             (143)
     Repayment of notes receivable from related parties                                 2,068             1,008             1,610
     Loan to a related party                                                             (192)             (350)             (407)
                                                                                   ------------      ------------      ------------
           Net cash (used in) provided by investing activities                       (135,527)           (1,762)           13,240
                                                                                   ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under mortgage loans                                                  239,100               -                 -
     Net (repayments) borrowings under lines of credit                               (236,467)              790            (1,036)
     Debt issue costs                                                                    (555)              -                 -
     Repayment of zero coupon notes                                                       -             (18,529)              -
     Repayment of term loan                                                               -                (500)              -
     Borrowings under term loan                                                           -               6,000               -
     Proceeds from preferred stock offering                                            50,000               -                 -
     Proceeds from common stock offering, net of $6,083 in stock issuance costs        84,365               -                 -
     Proceeds from dividend reinvestment plan, net of $150 in stock issuance costs      2,690               -                 -
     Net payments for swap terminations                                                (2,453)              -                 -
     (Contributions returned to) contributions from minority partners                     -                (181)            1,525
     Decrease (increase) in restricted cash                                               339            10,391           (13,670)
     Distribution to minority partners                                                 (3,970)          (11,913)           (3,409)
     Distributions to shareholders                                                    (22,324)          (19,199)           (7,547)
                                                                                   ------------      ------------      ------------
           Net cash provided by (used in) financing activities                        110,725           (33,141)          (24,137)
                                                                                   ------------      ------------      ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (4,766)           (5,935)            9,180
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           12,506            18,441             9,261
                                                                                   ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $   7,740         $  12,506         $  18,441
                                                                                   ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


1.  NATURE OF THE COMPANY'S BUSINESS
    AND SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF THE COMPANY'S BUSINESS
    Cornerstone Properties Inc. (formerly known as ARICO America Realestate Investment Company, prior to September 18, 1995), a Nevada corporation (Cornerstone or the Company), was formed on May 5, 1981, to invest in major commercial real estate projects in North America. At December 31, 1995, Cornerstone has, through its wholly-owned subsidiary ARICO-Denver, Inc. (ARICO-Denver), a 90 percent general partnership interest in 1700 Lincoln Limited (Lincoln) (Note 2), which operates One Norwest Center in Denver, Colorado and owned (until September 29, 1993 when it was sold) an approximately 48 percent undivided interest in the Atrium adjacent to One Norwest Center (the Atrium); through its wholly-owned subsidiary ARICO-Minneapolis, Inc. (ARICO-Minneapolis), a 50 percent general partnership interest in NWC Limited Partnership (NWC) (Note 3), which operates Norwest Center in Minneapolis, Minnesota; through its wholly-owned subsidiary ARICO-Seattle, Inc. (ARICO-Seattle), a 50 percent general partnership interest in Third and University Limited Partnership (Third Partnership) (Note 4), which operates Washington Mutual Tower in Seattle, Washington; through its wholly-owned subsidiary CStone-Boston, Inc. (CStone-Boston), 100 percent ownership of 125 Summer Street in Boston, Massachusetts (Note 5); and through its wholly-owned subsidiary CStone-New York, Inc., the first mortgage on Tower 56 in New York (Note 6). Certain wholly-owned subsidiaries, One United Realty Corporation (OURC), NWC Funding Corporation (NWC Funding) and TULP Funding Corporation (TULP Funding) were organized to provide financing for Cornerstone's investments in Lincoln, NWC and Third Partnership.

    PRINCIPLES OF CONSOLIDATION
    The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. As of December 31, 1993, NWC has been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion; the results of operations of NWC are consolidated for 1994 and reflected on the equity method of accounting prior to January 1, 1994. Lincoln and Third Partnership balance sheet accounts were consolidated as of December 31, 1992; the results of operations of such partnerships have been consolidated since 1993. All significant intercompany balances and transactions have been eliminated in consolidation.

    INVESTMENT PROPERTY
    The costs of the buildings, garages and improvements are being depreciated on the straight-line method over their estimated useful lives, ranging from 20 years for electrical and mechanical installations to 40 years for structural components. Tenant improvements are being amortized over the terms of the related leases.

    The balances of accumulated depreciation and amortization of $175,167,000 and $154,228,000 at December 31, 1995 and 1994, respectively, are the result of consolidating the following:

                                                                 1995             1994
                                                                 ----             ----
                 Lincoln                                     $ 59,405,000      $ 54,247,000
                 NWC                                           56,685,000        48,624,000
                 Third Partnership                             58,703,000        51,357,000
                 CStone-Boston                                    374,000                 -
                                                                                          -
                                                             ------------      ------------
                                                             $175,167,000      $154,228,000
                                                             ============      ============

    Lincoln's investment in Lincoln Atrium Limited (Note 2), which was sold on September 29, 1993, had been accounted for using the equity method of accounting.

    Cornerstone and the real estate partnerships hold the real estate projects for long-term investment and such investments are carried at cost less accumulated depreciation. Management continuously monitors and considers the effect of local and regional economic conditions on the operations and realizable values of such projects. In the event management were to make a determination that the carrying value of the real estate projects had been impaired, the decline in value would be reported as a charge to earnings when such determination is made.

    DEFERRED LEASE COSTS
    As an inducement to execute a lease, incentives are sometimes offered which may include cash and/or other allowances. These incentives and other lease costs, such as commissions, which are directly related to specific leases, are deferred and amortized over the terms of the related leases. Other marketing costs (which include sales facility costs, model office costs, building models, etc.) and other lease costs not related to specific leases, which were incurred during the buildings' development stage, were deferred and are being amortized over their expected benefit period of 10 years.

    OTHER DEFERRED COSTS
    Costs incurred in the underwriting and issuance of long-term debt, in arranging financing for Cornerstone's real estate partnerships and in investigating investments in real estate partnerships have been deferred. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. The costs incurred in connection with the financing for the real estate partnership investments are being amortized over the respective financing periods. Deferred organization and start-up costs related to investments in real estate partnerships are being amortized over a period of 60 months, beginning with the formation of the partnerships.

    TENANT RECEIVABLES
    Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases. These account balances are the result of consolidating the following balance sheet accounts:

                                1995               1994
                                ----               ----
    Lincoln                $   155,000       $   137,000
    NWC                     29,471,000        26,718,000
    Third Partnership        2,400,000         2,669,000
    CStone-Boston              669,000                 -
                           -----------       -----------
                           $32,695,000       $29,524,000
                           ===========       ===========

    An allowance for doubtful accounts of approximately $65,000 and $35,000, respectively, has been recorded at December 31, 1995 and 1994, relating to tenant and other receivables. Included in building operating expenses for the year ended December 31, 1993 is a provision for bad debts totaling approximately $604,000. Included in the provision is approximately $486,000 relating to deferred rent receivable from a tenant at Norwest Center. Bad debt write-offs totaled approximately $30,000 and $564,000 during 1995 and 1994, respectively.

    INTEREST RATE SWAP AGREEMENTS
    Cornerstone and/or its subsidiaries are parties to several interest rate swap agreements used to hedge its interest rate exposure on floating rate debt (Notes 13 and 16). The differential to be paid or received is recognized in the period incurred and included net in interest expense. Cornerstone and/or its subsidiaries may be exposed to loss in the event of non-performance by the other party to the interest rate swap agreements. However, Cornerstone does not anticipate non-performance by the counterparty.

    FEDERAL INCOME TAXES
    No provision for United States Federal income taxes has been made in the accompanying financial statements. Cornerstone has elected to be taxed as a real estate investment trust under Sections 856-860 of the United States Internal Revenue Code. Under these sections of the Internal Revenue Code, Cornerstone is permitted to deduct dividends paid to shareholders in computing its taxable income.

    All taxable earnings and profits of Cornerstone since inception have been distributed to the shareholders. For each of the three years ended December 31, 1995, there were no earnings and profits.

    RECLASSIFICATIONS
    Certain 1994 amounts have been reclassified to conform to the 1995 financial statement presentation.

    LOSS PER SHARE
    Loss per share is computed based on the weighted average number of common shares outstanding of 15,909,805 for 1995 and 13,240,500 for 1994 and 1993.
    For 1995, the dividends in arrears applicable to the preferred stock have been deducted from the net loss in computing loss per share. (Note 10)

    CASH AND CASH EQUIVALENTS
    For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At December 31, 1995 and 1994, Cornerstone had on deposit with Deutsche Bank AG New York Branch (DBNY) substantially all of its cash and cash equivalents. In addition, Lincoln, NWC, Third Partnership and CStone-Boston had on deposit with major financial institutions substantially all of their cash and cash equivalents. Cornerstone believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

    ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the unrealized loss on an interest rate swap agreement, recoverability and depreciable lives of investment property, the recoverability of deferred tenant receivables and contingencies. Actual results could differ from those estimates.

2.  1700 LINCOLN LIMITED

    PARTNERSHIP MATTERS AND OPERATIONS: Cornerstone, through ARICO-Denver, holds a 90 percent general partnership interest in Lincoln while Hines Colorado Limited (HCL) holds a 9 percent managing general partnership interest and a 1 percent limited partnership interest. Lincoln was formed on February 5, 1981, and is the owner of the fee interest in the land located in Denver, Colorado, upon which it constructed One Norwest Center, a 50-story office tower with related improvements. One Norwest Center was designated as operational for financial reporting purposes as of January 1, 1984.

    For the period commencing December 29, 1988 to September 29, 1993, Lincoln was the owner of a 48 percent undivided interest in a steel and glass structure and related lands commonly known as the Atrium, which is adjacent to One Norwest Center. This 48 percent undivided interest was effected through the ownership of a 99 percent interest in a partnership known as Lincoln Atrium Limited (LAL), which owned in total, a 48.4848 percent undivided interest in the Atrium. On September 29, 1993, LAL sold its undivided interest for approximately $14,394,000 which resulted in a loss of approximately $472,000. Lincoln received its 99 percent share of the proceeds or $14,250,000.

    At December 31, 1995, approximately 1,168,000 square feet representing approximately 99 percent of the project's net rentable space (including garage retail) was committed under operating leases to tenants. Tenant leases expire in various years to 2003, except for leases for 47 percent of the building's net rentable space with Norwest Bank Denver National Association which expire during 2003 and 2013. The tenant leases provide for annual rentals, which generally include the tenants' proportionate shares of certain building operating expenses. Included in revenues for the year ended December 31, 1995 is approximately $2,844,000 and $11,155,000 from two major tenants who lease approximately 14 percent and 47 percent of the building, respectively.

    Fixed minimum future rental receipts and square feet expiring in various years are as follows:

                                            Fixed Minimum            Square
                                               Rentals                Feet
                                               -------                ----
                 1996                         $13,871,000             20,000
                 1997                         $12,913,000            172,000
                 1998                         $12,164,000             46,000
                 1999                         $10,580,000            201,000
                 2000                          $9,648,000            105,000
                 2001                          $9,125,000             32,000
                 2002                          $8,839,000             19,000
                 2003                          $7,769,000            157,000
                 2004                          $6,472,000               -
                 2005                          $6,472,000               -
                 Thereafter                   $49,081,000            416,000

    Norwest Bank Denver National Association had leased LAL's entire interest in the Atrium under an operating lease for the period which began on January 1, 1989 and ended September 29, 1993. All operating expenses, including taxes, have been the responsibility of Norwest Bank Denver National Association.

    FINANCING: In 1987, Cornerstone, through OURC, placed a non-recourse mortgage on One Norwest Center to collateralize the refinancing of its equity interest in Lincoln through a loan with a face amount of $120,000,178. This loan consisted of current coupon notes in the amount of $98,000,000 and zero coupon notes with a face amount of $22,000,178. On November 4, 1994, Cornerstone, based upon an agreement with its lenders, prepaid the zero coupon notes and the mortgage lien related to such zero coupon notes was released (Note 8).

    RESTRUCTURING OF PARTNERSHIP: On December 30, 1988, Lincoln was restructured whereby Cornerstone purchased an additional partnership interest of 29 percent from HCL for $2,500,000 and acquired the tract of land upon which One Norwest Center was developed for $2,900,000 and an effective 48 percent interest in the Atrium for $17,100,000, both of which were simultaneously contributed to Lincoln. In conjunction with the partnership restructuring, Cornerstone is obligated to fund all capital investment costs (as defined), which include the cost of leasehold improvements, brokers fees, tenant inducements and other tenant leasing costs incurred by Lincoln until December 31, 1998. During 1995, 1994, and 1993, Cornerstone contributed approximately $176,000, $601,000, and $813,000, respectively, in leasing costs under this agreement.

    For the period beginning with January 1, 1989, through December 31, 1998, Cornerstone receives 100 percent of all earnings and cash flow, after a preference payment of $1,620,000 per annum to HCL. Subsequent to December 31, 1998, such earnings and cash flow will be allocated 90 percent to Cornerstone and 10 percent to HCL. For the years ended December 31, 1995, 1994 and 1993, Cornerstone received distributions from Lincoln of approximately $12,715,000, $10,171,000 and $27,040,000, respectively. The
    1993 distribution includes approximately $13,601,000 from the sale of the Atrium.

    RELATED PARTY TRANSACTIONS: Hines Interests Limited Partnership (HILP), an affiliate of HCL, manages the operations and maintenance of One Norwest Center pursuant to a management agreement entered into between HILP and Lincoln. As compensation for its services, HILP receives a monthly management fee equal to 3 percent of the gross rents billed to tenants during the month, plus 1.5 percent of the gross rents collected from the garage operations. Lincoln paid a management fee of approximately $609,000 in 1995, $578,000 in 1994, and $594,000 in 1993. The initial term of this management agreement expires December 31, 1998. In addition, HILP charged Lincoln for other services rendered in the amounts of approximately $1,152,000 for 1995, $1,070,000 for 1994 and $1,158,000 for 1993.

    Condensed income statements for Lincoln for the years ended December 31, 1995, 1994 and 1993, respectively, were as follows (in thousands):

                                                                     1995        1994            1993
                                                                    -----        ----            ----
         REVENUES
           Revenues                                               $ 21,652     $ 20,768      $ 21,107
           Equity in earnings of LAL                                     -            -           478
                                                                  ---------    --------      --------

                                                                    21,652       20,768        21,585
                                                                  --------     --------      --------
         EXPENSES
           Operating expenses                                        7,271        8,208         7,809
           Depreciation and amortization                             5,054        5,282         5,321
           Other expenses                                              213          198           353
                                                                  --------     --------      --------

           TOTAL EXPENSES                                           12,538       13,688        13,483
                                                                  --------     --------      --------

         NET INCOME                                               $  9,114     $  7,080      $  8,102
                                                                  ========     ========      ========

    Included in revenues are tenants' proportionate shares of certain building operating expenses of approximately $6,644,000, $6,331,000 and $6,333,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

3.  NWC LIMITED PARTNERSHIP

    PARTNERSHIP MATTERS AND OPERATIONS: NWC was formed effective August 5, 1986. Cornerstone, through ARICO-Minneapolis, holds a 50 percent general partnership interest and Sixth & Marquette Limited Partnership (S & M) holds a 49 percent managing general partnership interest and a 1 percent limited partnership interest. NWC is the owner of the fee interest in a tract of land and a 55-story office tower, garage and improvements located in Minneapolis, Minnesota, known as Norwest Center. Norwest Center was designated as operational for financial reporting purposes as of April 1, 1989.

    At December 31, 1995, approximately 1,118,000 square feet representing approximately 100 percent of the project's net rentable space was committed under operating leases to tenants. Tenant leases expire in various years to 2009, except for a lease for 41 percent of the project's net rentable space with Norwest Corporation expiring in 2018.

    The tenant leases provide for annual rentals, which generally include the tenants' proportionate share of certain building operating expenses. Included in operating revenue for the year ended December 31, 1995 is approximately $5,832,000 and $17,604,000 from two affiliates of S & M, who lease approximately 18 percent and 41 percent of the building, respectively.

    Fixed minimum future rental receipts and square feet expiring in various years are as follows:

                                           Fixed Minimum                Square
                                               Rentals                   Feet
                                               -------                   ----
                1996                          $19,917,000                6,000
                1997                          $20,006,000               20,000
                1998                          $19,244,000              253,000
                1999                          $16,714,000               62,000
                2000                          $15,730,000              104,000
                2001                          $14,338,000                2,000
                2002                          $14,049,000               47,000
                2003                          $14,589,000                 -
                2004                          $14,610,000               98,000
                2005                          $14,407,000                 -
                Thereafter                   $198,556,000              526,000

    PREFERENCE RETURN TO CORNERSTONE: Cornerstone is currently entitled to an annual preference return equal to 7 percent of its capital base ($92,300,000 at December 31, 1995), plus 50 percent of any remaining cash flow. The preference period ends when certain performance levels have been achieved for two consecutive years. At the end of the preference period, Cornerstone will become a 60 percent general partner and will be entitled to 60 percent of the cash flow of NWC after debt service. If operating revenues (as defined) of NWC are insufficient in any calendar month to distribute to Cornerstone an amount equal to the preference return accrued to Cornerstone on a year-to-date basis, the amount of the deficiency is accumulated and bears interest at the rate of 7 percent beginning on the first day of the next succeeding calendar month, such interest compounds each December 31. For the years ended December 31, 1995, 1994 and 1993, Cornerstone received distributions from NWC of approximately $8,811,000, $8,584,000 and $8,719,000, respectively. As of December 31, 1995,
    Cornerstone is not due any cumulative preference deficit.

    RELATED PARTY TRANSACTIONS: HILP, an affiliate of S & M, acts as manager of Norwest Center pursuant to a management agreement entered into between HILP and NWC, the form, terms and provisions of which shall be subject to the reasonable approval of Cornerstone. As compensation for its services, HILP receives a management fee equal to 3 percent of the Management Fee Base (as defined), except for the Management Fee Base derived from the Faegre & Benson lease and the Norwest Corporation lease for which it receives 2.5 percent. The total management fee paid to HILP under this agreement was approximately $905,000, $881,000 and $869,000 in 1995, 1994 and 1993, respectively. The initial term of this agreement expires December 31, 2001.

    In addition, HILP charged NWC approximately $1,055,000 in 1995, $990,000 in 1994 and $1,027,000 in 1993, for other services rendered. Included in accounts payable, accrued expenses and other liabilities at December 31, 1995 and 1994, is approximately $5,000 and $500, respectively, related to these other services rendered.

    NWC incurred legal fees of approximately $19,000 in 1995, $20,000 in 1994 and $45,000 in 1993, to Faegre & Benson, an affiliate of S & M. NWC paid approximately $54,000 in 1995 and $14,000 in 1993 to HILP for tenant inducement costs for the building management office.

    Included in deferred tenant receivables and tenant and other receivables are amounts due from two affiliates of S & M of approximately $416,000 and $25,143,000 at December 31, 1995 and $601,000 and $22,324,000 at December
    31, 1994, respectively.

    Condensed income statements of NWC for the years ended December 31, 1995, 1994 and 1993, respectively, were as follows (in thousands):

                                                                    1995          1994          1993
                                                                    ----          ----          ----
         REVENUES                                                 $ 36,685    $  35,798      $ 37,173
                                                                  --------    ---------      --------

             Operating expenses                                     14,315       13,208        13,213
             Interest expense                                        9,754        9,754         9,754
             Depreciation and amortization                           6,876        6,844         7,171
                                                                  --------    ---------      --------

         TOTAL EXPENSES                                             30,945       29,806        30,138
                                                                  --------    ---------      --------

         NET INCOME                                               $  5,740    $   5,992      $  7,035
                                                                  ========    =========      ========

    Included in revenues are tenants' proportionate shares of certain building operating expenses of approximately $13,235,000, $12,821,000 and $13,664,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

4.  THIRD AND UNIVERSITY
    LIMITED PARTNERSHIP

    PARTNERSHIP MATTERS AND OPERATIONS: Cornerstone, through ARICO-Seattle, holds a 50 percent general partnership interest in Third Partnership with 1212 Second Avenue Limited Partnership (1212 Partnership), the limited partner and the managing general partner. Third Partnership was formed in October 1986, and owns, leases and operates a 55-story office building and related improvements known as Washington Mutual Tower located in Seattle, Washington. Washington Mutual Tower was designated as operational for financial reporting purposes as of April 1, 1989.

    Effective December 30, 1993, Third Partnership accepted a deed and assignment of leases and rents in lieu of foreclosure resulting from an affiliate's failure to repay a loan to Third Partnership and assumed ownership in commercial property (the Galland and Seneca Buildings) that is adjacent to Washington Mutual Tower. Third Partnership also assumed the tenant lease arrangements for the Galland and Seneca Buildings. The Galland and Seneca Buildings have approximately 98,000 square feet of net rentable space, of which approximately 98 percent was committed under operating leases to tenants at December 31, 1995. The difference between the recorded value of the note at the time of foreclosure and the estimated fair market value of the collateral and net assets assumed has been recorded as a loss of approximately $1,502,000 which was included in the property's operating expenses for 1993. The estimated fair value of the buildings was based on projected cash flows using a discount rate of 12 percent.

    At December 31, 1995, Washington Mutual Tower has approximately 1,066,000 square feet of rentable space, of which approximately 97 percent was committed under operating leases to tenants. The tenant leases provide for annual rentals, which generally include the tenants' proportionate share of certain building operating expenses. Base lease terms, excluding options to renew leases, range from 1 to 17 years.

    Fixed minimum future rental receipts and square feet expiring for Washington Mutual Tower and the Galland and Seneca Buildings in various years are as follows:

                                               Fixed Minimum              Square
                                                  Rentals                  Feet
                                                  -------                  ----
                  1996                           $23,169,000               65,000
                  1997                           $22,237,000               85,000
                  1998                           $18,849,000              212,000
                  1999                           $14,357,000              201,000
                  2000                           $13,822,000               19,000
                  2001                           $11,663,000               20,000
                  2002                           $10,939,000               52,000
                  2003                            $9,830,000               60,000
                  2004                            $6,419,000              247,000
                  2005                            $2,817,000               13,000
                  Thereafter                      $3,681,000              138,000

    Third Partnership leases office space to two affiliates of 1212 Partnership. The total rental income received from the affiliates was $5,788,000, $6,085,000 and $5,888,000 in 1995, 1994 and 1993, respectively.
    Future rental receipts include approximately $38,307,000 from these two affiliates which aggregate approximately 18 percent of the net rentable space of the project. This balance is net of a prepayment by one of these affiliates of $2,500,000 for six months of rent.

    Third Partnership also leases office space to a tenant which occupies approximately 14 percent of the project's net rentable space. The total rental income received from this tenant was $2,806,000, $3,563,000 and $3,472,000 in 1995, 1994 and 1993, respectively. Future rental receipts include approximately $32,778,000 from this tenant. This balance is net of a prepayment by this tenant of $7,505,000 for approximately 13 years of rent for one of its leased spaces in Washington Mutual Tower.

    RESTRUCTURING OF THIRD PARTNERSHIP: On January 30, 1990, by agreement of its partners, Third Partnership was restructured, primarily as a result of cost overruns on Washington Mutual Tower project costs. In conjunction with the restructuring, Cornerstone (1) converted its 50 percent limited partnership interest to a general partnership interest, (2) agreed to increase the funding obligation of TULP Funding by up to $10,000,000 to fund certain costs, (3) obtained certain collateral from the managing general partner to collateralize its cost overrun contributions, and (4) increased the limit of commercial paper to be issued by TULP Funding to $130,000,000. The partners agreed that certain finance related cost overruns (special costs) would be shared partnership costs and funded through the increased TULP Funding financing arrangement.

    The total project costs for Washington Mutual Tower were approximately $236,900,000, including cost overruns of $16,900,000. The cost overruns are being funded from the TULP Funding financing arrangement and from contributions by 1212 Partnership. As of December 31, 1995, 1212 Partnership had funded $10,800,000 of such overruns and $6,100,000 has been funded under the TULP Funding financing arrangement.

    PREFERENCE RETURN TO CORNERSTONE: During the construction period of the Washington Mutual Tower, which ended on October 14, 1989, Cornerstone was entitled to an annual preference return equal to 9 percent of its capital base. After completion, the annual preference return equals 8 percent of the capital base of $100,000,000, plus 50 percent of any remaining cash flow. The preference return is payable on a current basis until the earlier of (i) 5 years (April 27, 1995) after 1212 Partnership has made its first capital contribution or (ii) net rental offsets (as defined) is sufficient to meet debt service and current preference for 12 consecutive months. After either of these tests are met, until the end of the preference period, preference returns will accumulate and accrue interest at 8 percent to the extent not funded by cash flow after debt service. As of

    December 31, 1995, Cornerstone is due a cumulative preference deficit, including accrued interest, of approximately $7,121,000 which will be reduced as cash flow becomes available. The preference period ends when certain performance levels have been achieved for two consecutive years.
    At the end of the preference period, Cornerstone will become a 60 percent general partner and will be entitled to 60 percent of the cash flow of the partnership after debt service. For the years ended December 31, 1995, 1994 and 1993, Cornerstone received distributions from Third Partnership of approximately $8,606,000, $5,331,000, and $5,367,000, respectively.

    In 1995, Cornerstone contributed an additional $47,000,000 to the Partnership as part of the debt refinancing (Note 8). According to the Third Amended and Restated Articles of Limited Partnership, Cornerstone, through ARICO-Seattle, receives a preferred return equal to 9.53 percent on the additional equity contribution through December 31, 2003. Thereafter the preference return will equal a rate to be determined. To the extent to which ARICO-Seattle does not receive a preferred return equal to the preferred return rate, the amount of the deficiency will accumulate and earn interest at 8.74 percent. As of December 31, 1995, there is no preferred return deficit on the additional equity contribution.

    1212 Partnership receives priority distributions which are payable only from the rentals received from a specified tenant and, accordingly, 1212 Partnership receives a special allocation of the related rental income. In August 1994, this tenant renegotiated its lease and prepaid rent through April 2007 in the amount of $7,505,000, which was distributed to 1212 as a priority distribution, as noted above. Also, 1212 Partnership is obligated to fund cash flow deficits of Third Partnership in an amount sufficient to ensure that Cornerstone receives its preferred return. To the extent 1212 Partnership funds such deficits, it receives a special allocation of interest expense.

    RELATED PARTY TRANSACTIONS: Third Partnership has entered into a management agreement with Wright Runstad Associates Limited Partnership (WRALP), an affiliated entity, to provide building leasing and management services. Third Partnership paid $1,901,000, $1,831,000 and $1,614,000 under this agreement during the years ended December 31, 1995, 1994 and 1993, respectively.

    Third Partnership has also entered into an agreement with WRALP to perform services related to the design, construction, development and leasing of the project. The development agreement provided for a fixed fee of $3,600,000, plus reimbursement of certain salaries and out-of-pocket expenses. The final payment of $600,000 was paid during 1993 upon achievement of certain project milestones as defined in the agreement.

    Included in tenant and other receivables are amounts due from two affiliates of 1212 Partnership totaling approximately $39,000 and $215,000 at December 31, 1995 and 1994, respectively. Included in accounts payable, accrued expenses and unearned revenue at December 31, 1995 and 1994 is
    approximately $2,761,000   and $3,511,000, respectively, of which
    $2,500,000 and $3,279,000 represents prepaid rentals received from an affiliate of 1212 Partnership for 1995 and 1994, respectively.

    Condensed statements of operations of Third Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, were as follows (in thousands):

                                                                  1995              1994             1993
                                                                  ----              ----             ----
    REVENUES                                                     $28,021          $27,566          $26,603
                                                                 -------          -------          -------

        Operating expenses                                         8,624            8,905            9,126
        Interest expense                                           9,726           10,909           10,897
        Depreciation and amortization                              9,040            8,848            9,297
        Extraordinary loss                                           204                -                -
                                                                 -------          -------          -------
    TOTAL EXPENSES                                                27,594           28,662           29,320
                                                                 -------          -------          -------

    NET INCOME (LOSS)                                            $   427          $(1,096)         $(2,717)
                                                                 =======          ========         ========

    Included in revenues are tenants' proportionate shares of certain building operating expenses of approximately $1,288,000 and $1,322,000 for the years ended December 31, 1995 and 1994, respectively.

5.  125 SUMMER STREET

    On November 1, 1995, Cornerstone, through CStone-Boston, purchased 125 Summer Street in Boston, Massachusetts for a purchase price of approximately $105 million of which $50 million was permanently financed through Northwestern Mutual Life Insurance Company (Note 8). 125 Summer Street is a twenty-two story, 93 percent leased Class A office building located in the Central Business District of Boston, containing approximately 450,000 square feet of office space, 13,000 square feet of first floor retail space, and five levels of underground parking for approximately 290 vehicles.

    Fixed minimum future rental receipts and square feet expiring for 125 Summer Street in various years are as follows:

                                             Fixed Minimum            Square
                                                Rentals                Feet
                                                -------                ----
                 1996                         $14,916,000              2,000
                 1997                         $10,277,000             95,000
                 1998                          $9,610,000             60,000
                 1999                          $9,361,000             10,000
                 2000                          $1,968,000            116,000
                 2001                            $688,000            119,000
                 2002                            $586,000                  0
                 2003                            $303,000              7,000
                 2004                            $295,000              7,000
                 2005                            $221,000             10,000
                 Thereafter                            $0                  0

    Pro forma Financial Information (Unaudited)
    The pro forma financial information shown below is based on the consolidated historical statements of Cornerstone after giving effect to the acquisition of 125 Summer Street as if such acquisition took place on January 1, 1994. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisition had been in effect at January 1, 1994. Also, they may not be indicative of the results that may be achieved in the future.

    December 31,                                                    1995                        1994
    ------------------------------------------            -------------------             ---------------
    Pro forma total revenue                                 $105,084,000                 $98,804,000
    Pro forma loss before extraordinary items               $ (5,488,000)                $(2,640,000)
    Pro forma net loss                                      $ (9,933,000)                $(3,221,000)
    Pro forma net loss per share                            $      (0.58)                $     (0.16)

6.  MORTGAGE NOTE RECEIVABLE

    On December 19, 1995, the Company purchased two mortgage notes collateralized by Tower 56 in New York City with a face value of $54,000,000 and accrued interest of approximately $11,000,000 for a purchase price of $30,150,000. The carrying amount of the mortgage note receivable at December 31, 1995 includes the purchase price, closing adjustments and related acquisition costs. The existing owner, Tower 56 Partners, has agreed to a "pre-packaged" bankruptcy plan through which it will transfer title of Tower 56 to Cornerstone during the second quarter of 1996. At the time of the transfer, Cornerstone will make a payment of $2,125,000 to two of the partners of Tower 56 Partners. Additionally, HRO International, an affiliate of Tower 56

    Partners, will manage the building under a five year management agreement for a fee of 3 percent of gross revenues and will receive one-third of the cash flow above that which provides Cornerstone a 9 percent return on its Capital Base. HRO International will also receive one-third of the property sale proceeds above that which provides Cornerstone with a 12 percent cumulative internal rate of return.

7.  NOTES RECEIVABLE

    During the December 30, 1988 restructuring of Lincoln, Cornerstone purchased $10,000,000 of ground rent notes from Lincoln Building Corporation, the prior ground lessor. These notes receivable, which bear interest at approximately 10.5 percent, are payable in 120 equal monthly installments of $135,000 through December 1998 by HCL. HCL has pledged its priority distribution and 10 percent partnership interest under the amended partnership agreement of Lincoln to collateralize payment of these promissory notes. The balances of the notes receivable at December 31, 1995 and 1994 were approximately $4,153,000 and $5,272,000, respectively.

    On December 31, 1992, Cornerstone completed a loan agreement committing to loan WRALP $1,000,000 for a term of 10 years. The loan bears interest at 8 percent and is collateralized by first priority pledges of the interests of WRALP in 1201 Third Avenue Limited Partnership (a Washington limited partnership and the sole general partner of 1212 Partnership) and any other interests WRALP held which directly or indirectly related to Third Partnership. During 1993 and 1994 interest accreted on the funding at 8 percent, compounded monthly. During 1995, interest accreted on the funding until the principal balance became equal to $1,000,000, at which time, interest became payable monthly. During December, 1995, the loan was repaid in full by WRALP and associated liens were released. The balance of the loan receivable at December 31, 1994 was approximately $757,000.

8.  LONG-TERM DEBT

 PROPERTY                                    DESCRIPTION                      12/31/95          12/31/94
 ------------------------                    ----------------------       -------------------------------
 One Norwest Center                          Interest Bearing Notes       $ 98,000,000      $ 98,000,000
 Norwest Center                              Mortgage Loan                 110,000,000              -
 Washington Mutual Tower                     Mortgage Loan                  79,100,000              -
 125 Summer Street                           Mortgage Loan                  50,000,000              -
 Corporate                                   Term Loan                      32,500,000        32,500,000
                                                                          ------------------------------
                 Total                                                    $369,600,000      $130,500,000
                                                                          ==============================

    INTEREST BEARING NOTES: On February 17, 1987, Cornerstone, through its wholly-owned subsidiary OURC, issued notes under a private placement offering and received $107,000,000 in proceeds, as follows:

                 Interest-bearing notes                                                 $  98,000,000
                 Zero coupon notes                                                          9,000,000
                                                                                        -------------
                                                                                        $ 107,000,000
                                                                                        =============

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

    All the notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center (Note 2). In addition, as of December 31, 1995, Cornerstone had $4,393,000, recorded as restricted cash, on deposit with the trustee to meet interest payments on the notes. As of December 31, 1994, Cornerstone had a $2,905,000 letter of credit and $1,453,000, which is included in restricted cash, on deposit with the trustee to meet interest payments on the notes.

    Additionally, Cornerstone will pay to DBNY, for an interest rate swap agreement used to fix the interest rates on the notes, an amount equal to
    0.752 percent on a notional amount of $107,000,000 throughout the term of the notes. This amount has been treated as a yield adjustment on the long-term debt and has been included in interest expense. Payments on the swap are due January 30 and July 30 each year until the termination date of July 30, 1998.

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

    TERM LOAN: On August 8, 1995, the $32,500,000 term loan was assigned to Deutsche Bank AG London and extended through December 31, 2003, at an interest rate of 5.00 percent. Prior to August 8, 1995 the term loan was with DBNY and Deutsche Bank Cayman Islands Branch bearing interest at a rate of LIBOR plus 1.50 percent, a portion of which had been fixed at a rate of 9.66 percent through an interest rate swap agreement with DBNY. The term loan is collateralized by the Company's pledge of its partnership interest in Lincoln and all of its stock in ARICO-Denver. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower. The balance of the term loan at December 31, 1995 and December 31, 1994 was $32,500,000.

    MORTGAGE LOANS: On April 7, 1995, the Third Amended and Restated Promissory Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110,000,000 was sold to Norwest Bank (Note 2). The proceeds from the sale were used to prepay the outstanding credit facility NWC Funding Corporation had with Deutsche Bank AG (Note 9). The loan matures December 31, 2005 and bears interest at the rate of 8.74 percent. The loan is collateralized by a first mortgage on Norwest Center and assignment of all leases and rents.

    On September 28, 1995, Third Partnership, through Teacher's Insurance and Annuity Association, refinanced $79,100,000 of outstanding debt collateralized by Washington Mutual Tower. These proceeds, in addition to the preferred stock proceeds (Note 10), were used to prepay the outstanding credit facility TULP Funding Corporation had with Deutsche Bank AG (Note
    9).  The loan matures September 30, 2005 and bears interest at the rate of
    7.53 percent with the outstanding principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents.

    The acquisition of 125 Summer Street (Note 5) was permanently financed with a $50,000,000 mortgage loan from Northwestern Mutual Life Insurance Company. The loan bears interest at the rate of 7.20 percent and matures on January 1, 2003. Payment terms on the loan call for interest only payments for the first 5 years and a 25 year principal amortization thereafter. The loan is collateralized by a first mortgage on 125 Summer Street and assignment of all leases and rents.

9.  LINES OF CREDIT

    CORNERSTONE
    DBNY has provided Cornerstone with a $12,000,000 revolving credit line which is available for general corporate purposes at a rate equivalent to LIBOR, plus 0.625 percent, or, at Cornerstone's option, the then prime interest rate, as well as for the issuance of standby letters of credit at a rate of 0.375 percent. At December 31, 1995, none of the credit line had been drawn. The revolving credit line was renewed for a one year term on June 30, 1995.

    NWC FUNDING
    On April 7, 1995 NWC Funding's letter of credit agreement with Deutsche Bank AG was terminated and the lien on Norwest Center was released. The outstanding balance was paid in full from the sale of NWC's Promissory Note payable to the order of NWC Funding (Note 8). The unamortized deferred costs related to the formation of the letter of credit agreement were written-off and the associated interest rate swap agreement was terminated and included in the net $184,000 extraordinary loss. The interest rates charged on the loans were current commercial paper rates plus 0.125 percent, but through an interest rate swap agreement had been effectively set at 8.095 percent for 1995, 1994 and from July 9, 1993 to December 31, 1993. The effective rate for the period January 1, 1993 through July 8, 1993 was 8.11 percent. At December 31, 1994, loans in the amount of $109,956,000 were outstanding under the letter of credit agreement.

    TULP FUNDING
    On September 28, 1995 TULP Funding's letter of credit agreement with Deutsche Bank AG was terminated and the lien on Washington Mutual Tower was released. The outstanding balance was paid in full from the Third Partnership refinancing (Note 8) and preferred stock proceeds (Note 10).
    An extraordinary loss of approximately $4,261,000 was recorded on the transaction resulting from the write-off of the unamortized deferred costs related to the formation of the letter of credit agreement and the termination of the associated interest rate swap agreement. The interest rates charged on the loans were current commercial paper rates plus 0.125 percent, but through an interest rate swap agreement had been effectively set at 7.19 percent for 1995, 1994 and from August 19, 1993 to December 31, 1993. The effective interest rate for the period January 1, 1993 through August 18, 1993 was 7.05 percent. At December 31, 1994, loans in the amount of $126,511,000 were outstanding under the letter of credit agreement.

10. CAPITAL STOCK

    On June 19, 1995, the Company increased the number of authorized shares from 40,000,000 shares of common stock, without par value, to 115,000,000 shares of capital stock, without par value, of which 15,000,000 shares are preferred stock and 100,000,000 shares are common stock.

    On August 4, 1995, the Company received $90,447,500 gross proceeds from the placement of 6,325,000 new shares of common stock at a price of $14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds were used for the purchase of 125 Summer Street and the Tower 56 mortgage note.

    On August 4, 1995, 3,030,303 preferred shares were issued to Deutsche Bank for gross proceeds of $50,000,000. The preferred shares are 7.0 percent cumulative and convertible into common stock at $16.50 per share any time after August 4, 2000. At December 31, 1995 there was approximately $1,449,000 or $0.48 per share in dividends in arrears on these preferred shares. The net proceeds from the preferred share issuance were used to retire existing indebtedness.

    On December 27, 1995, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $2,840,000 and issued an additional 207,302 shares of common stock to shareholders.

11. ADVISORY AGREEMENT

    Effective July 1, 1995, Cornerstone became self managed and terminated its advisory agreement dated June 30, 1991 with Deutsche Bank Realty Advisors, Inc. (DBRA) under which DBRA acted as Cornerstone's investment advisor and provided assistance in various administrative functions. The original term of the agreement was for one year but was automatically renewed for additional one year terms. In return for its services, DBRA was entitled to a quarterly fee of up to 0.0875 percent of Cornerstone's total asset value (with real estate assets based on the most recent appraised values) as of the end of the respective quarter. DBRA was also entitled to an incentive fee based on annual distributions to shareholders greater than $1.15 per share. DBRA was entitled to a transaction fee equal to 1 percent of the total value of any investments, refinancings or sales. In addition, DBRA was entitled to receive reimbursement for out-of-pocket expenses in connection with providing these services. During 1995, 1994 and 1993, DBRA earned $1,050,000, $2,334,000 and $2,307,000, respectively, relating to this agreement. As of December 31, 1994, accounts payable, accrued expenses and other liabilities included approximately $609,000 relating to this agreement.

12. LONG-TERM INCENTIVE COMPENSATION

    During 1995, the Board of Directors approved the issuance of stock options to certain officers, covering 1,000,000 shares of common stock. The purchase price of shares subject to each option granted equal their fair market value at the date of grant. The options have a ten-year term and are exercisable after one year from the date of grant, at the rate of 20% per year. At December 31, 1995, 137,500 shares were available for granting further options and options for 862,500 shares were outstanding at $14.30 per share, of which none were exercisable.

    During 1995, 186,713 restricted stock grants were awarded to officers. The grants vest over a five year period, 13.333% on June 30 of 1996, 1997, 1998, and 1999; with the balance of 46.668% vesting on June 30, 2000. Deferred compensation of $2,670,000, or $14.30 per grant share, is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from shareholders' equity.

13. UNREALIZED LOSS ON INTEREST RATE SWAP

    The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. The unrealized loss of $7,672,000 represents the estimated amount, at December 31, 1995, that the Company would pay to terminate the $98,000,000 notional amount forward interest rate swap with a maturity date of February 17, 2007. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

14. RELATED PARTY TRANSACTIONS

    Interest earned by Deutsche Bank as creditor to Cornerstone for the years ended December 31, 1995, 1994 and 1993 was approximately $11,816,000, $22,077,000 and $22,937,000, respectively. Deutsche Bank also earned approximately $4,522,000 in underwriting fees for the year ended December 31, 1995.

    For the year ended December 31, 1995, an affiliate of Deutsche Bank earned $175,000 in marketing fees and approximately $452,000 in underwriting fees.

15. RETIREMENT PLANS

    The eligible employees of the Company participate in a noncontributory age-weighted profit sharing plan. The Company's contribution to such plan was approximately $76,000 for the year ending December 31, 1995.

    The eligible employees of the Company also participate in a contributory savings plan (401K). Under the plan, the Company matches contributions made by eligible employees based on a percentage of the employee's salary. The Company will match 100 percent of contributions up to 5 percent of such employee's salary with an annual maximum matching contribution of $4,000 per employee. The Company's matching contribution was approximately $13,000 for the year ending December 31, 1995.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) which became effective in 1992. Under SFAS 107, Cornerstone is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1995:

    MORTGAGE NOTE RECEIVABLE
    The carrying amount of the mortgage note receivable at December 31, 1995 approximates its fair market value at December 31, 1995.

    NOTES RECEIVABLE
    The fair value of the note receivable at December 31, 1995 from HCL is approximately $4,394,000 based on the present value of expected future note payments using a market discount rate of 6.67 percent (Note 7). The fair value of the note receivable at December 31, 1994 from HCL was approximately $5,402,000 based on the present value of expected future note payments using a market discount rate of 9.22 percent (Note 7).

    LONG-TERM DEBT (NOTE 8)
    The fair value of Cornerstone's long-term debt at December 31, 1994 was not significantly different than the carrying amount at December 31, 1994 since the interest rates on the existing debt represented rates that management believed were currently offered for long-term financing. The fair value of the $32,500,000 term loan at December 31, 1994 approximated its carrying value at December 31, 1994 as the interest rate on the loan adjusted with changes in the market. The fair values of the following debt instruments for December 31, 1995 were calculated based on the present value of expected future cash payments and market discount rates:


                                                           12/31/95
                                                           Fair Value
                                                           ------------
    One Norwest Center-Interest Bearing Notes              $100,292,000
    Norwest Center-Mortgage Loan                           $126,205,000
    Washington Mutual Tower-Mortgage Loan                   $79,100,000
    125 Summer Street-Mortgage Loan                         $50,000,000
    Corporate-Term Loan                                     $28,805,000

    BORROWINGS UNDER LINES OF CREDIT
    The carrying amount of the borrowings under lines of credit at December 31, 1994 approximated market at December 31, 1994 as the interest rate on the lines adjusted with changes in the market.

    UNRECOGNIZED FINANCIAL INSTRUMENTS
    The fair value of interest rate swaps, used for hedging purposes, is the estimated amount that the Company would (pay) or receive to terminate the swap agreements at December 31, 1995 and 1994 taking into account current interest rates and the creditworthiness of the counterparty. The following fair values have been obtained from the swap dealer as of December 31, 1995 and 1994 (Note 1):

         12/31/95                                                    12/31/94
    Notional Amount                 Maturity Date                    Fair Value                 Fair Value
    ---------------                 -------------                    ----------                 ----------
    $107,000,000                    July 30, 1998                    $ (2,252,000)              $ (2,617,000)  (Note 8)
    $ 98,000,000                    February 17, 2007                                           $  5,401,000   (Note 8)
    $ 21,000,000                    February 18, 1997                                           $   (751,000)  (Note 8)
    $120,000,000                    December 31, 2003                                           $  6,218,000   (Note 9)
    $110,000,000                    December 31, 2004                                           $    404,000   (Note 9)

    All of the above swaps are considered to be operating hedges for federal income tax purposes.

17. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $32,609,000, $32,075,000 and $30,363,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

    NON-CASH INVESTING AND FINANCING ACTIVITIES: Effective December 30, 1993, Third Partnership accepted a deed and assignment of leases and rents in lieu of foreclosure on a loan due from an affiliate, and assumed ownership in commercial property adjacent to Washington Mutual Tower. The estimated fair market value of the collateral and net assets assumed was deemed to be approximately $5,800,000.


18.  SUBSEQUENT EVENTS

     Effective January 1, 1996, Cornerstone, through its wholly-owned qualified REIT subsidiary 1700 Lincoln Inc., purchased HCL's General and Limited partnership interests in Lincoln. In exchange for its interests, HCL received a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company. Additionally, the management agreement between Lincoln and HILP was extended through December 31, 2005.

19.  IMPACT OF NEW ACCOUNTING STANDARDS

     During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS #121"). Cornerstone's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of the property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. Such carrying amounts would be adjusted, if necessary, to reflect the fair value of the assets in accordance with the provisions of SFAS #121.

     During 1995, the Financial Accounting Standards Board issued SFAS #123, "Accounting for Stock-Based Compensation." Cornerstone is currently assessing the impact of this statement which will be effective for fiscal years beginning on or after December 15, 1995.

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               December 31, 1995

- ------------------------------------------------------------------------------------------------------------------
        Column A                                      Column B                Column C               Column D
- ------------------------------------------------------------------------------------------------------------------
                                                                                                  Cost capitalized
                                                                                                   subsequent to
                                                                        Initial cost to company     acquisition
                                                                  ------------------------------------------------
                                                                                    Buildings &
       Description                                  Encumbrances        Land        Improvements    Improvements
- ------------------------------------------------------------------------------------------------------------------
Land                     One Norwest Center                           $ 2,900,000

Buildings & Imp.         One Norwest Center          $ 98,000,000                      12,903,000     116,269,579

Def. Lease Costs         One Norwest Center                                             2,583,000      16,742,421
                                                                      --------------------------------------------
                                                                        2,900,000      15,486,000     133,012,000
                                                                      --------------------------------------------

Land                     Norwest Center                                18,000,000

Buildings & Imp.         Norwest Center               110,000,000                      32,620,255     108,406,611

Def. Lease Costs         Norwest Center                                                   992,691      45,190,609
                                                                      --------------------------------------------
                                                                       18,000,000      33,612,946     153,597,220
                                                                      --------------------------------------------

Land                     Washington Mutual Tower                       21,166,947                           6,108

Buildings & Imp.         Washington Mutual Tower       79,100,000                      38,851,336     147,599,029

Def. Lease Costs         Washington Mutual Tower                                        4,301,522       2,267,214
                                                                      --------------------------------------------
                                                                       21,166,947      43,152,858     149,872,351
                                                                      --------------------------------------------

Land                     125 Summer Street                             15,750,000

Buildings & Imp.         125 Summer Street             50,000,000                      89,250,000         457,296
                                                                      --------------------------------------------
                                                                       15,750,000      89,250,000         457,296
- ------------------------------------------------------------------------------------------------------------------
Grand Total                                          $337,100,000     $57,816,947    $181,501,804    $436,938,867
==================================================================================================================


- -------------------------------------------------------------------------------------------------------------------
        Column A                                                        Column E                        Column F
- -------------------------------------------------------------------------------------------------------------------


                                                    Gross amount at which carried at close of period
                                                    ------------------------------------------------
                                                                      Buildings &                     Accumulated
       Description                                        Land        Improvements       Total        depreciation
- -------------------------------------------------------------------------------------------------------------------
Land                     One Norwest Center             $ 2,900,000                    $  2,900,000

Buildings & Imp.         One Norwest Center                             129,172,579    $129,172,579      43,838,251

Def. Lease Costs         One Norwest Center                              19,325,421    $ 19,325,421      15,567,290
                                                    ---------------------------------------------------------------
                                                          2,900,000     148,498,000     151,398,000      59,405,541
                                                    ---------------------------------------------------------------

Land                     Norwest Center                  18,000,000                    $ 18,000,000

Buildings & Imp.         Norwest Center                                 141,026,866    $141,026,866      31,991,739

Def. Lease Costs         Norwest Center                                  46,183,300    $ 46,183,300      24,693,528
                                                    ---------------------------------------------------------------
                                                         18,000,000     187,210,166     205,210,166      56,685,267
                                                    ---------------------------------------------------------------

Land                     Washington Mutual Tower         21,173,055                    $ 21,173,055

Buildings & Imp.         Washington Mutual Tower                        186,450,365    $186,450,365      54,706,705

Def. Lease Costs         Washington Mutual Tower                          6,568,736    $  6,568,736       3,996,187
                                                    ---------------------------------------------------------------
                                                         21,173,055     193,019,101     214,192,156      58,702,892
                                                    ---------------------------------------------------------------

Land                     125 Summer Street               15,750,000                    $ 15,750,000

Buildings & Imp.         125 Summer Street                               89,707,296    $ 89,707,296         373,780
                                                    ---------------------------------------------------------------
                                                         15,750,000      89,707,296     105,457,296         373,780
- -------------------------------------------------------------------------------------------------------------------
Grand Total                                             $57,823,055    $618,434,563    $676,257,618    $175,167,480
===================================================================================================================


- ----------------------------------------------------------------------------------------------------
        Column A                                         Column G        Column H        Column I
- ----------------------------------------------------------------------------------------------------

                                                                                      Life on which
                                                                                     depreciation in
                                                                                       latest income
                                                         Date of                      statements is
       Description                                     Construction   Date acquired      computed
- ----------------------------------------------------------------------------------------------------
Land                     One Norwest Center                                1988

Buildings & Imp.         One Norwest Center                1981         1981-1995      20-35 Years

Def. Lease Costs         One Norwest Center                             1981-1995      05-10 Years




Land                     Norwest Center                                    1986

Buildings & Imp.         Norwest Center                    1986         1986-1995      20-35 Years

Def. Lease Costs         Norwest Center                                 1986-1995      10-20 Years




Land                     Washington Mutual Tower                        1986-1987

Buildings & Imp.         Washington Mutual Tower           1986         1986-1995      08-40 Years

Def. Lease Costs         Washington Mutual Tower                        1986-1995      01-18 Years




Land                     125 Summer Street                 1989            1995

Buildings & Imp.         125 Summer Street                                 1995          35 Years


- ----------------------------------------------------------------------------------------------------
Grand Total
====================================================================================================

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               December 31, 1995
                                  (continued)


Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                                      1995            1994            1993
                                                                            ----------------------------------------------
INVESTMENT IN REAL ESTATE
Balance at beginning of period                                               $ 571,831,104   $ 571,462,068   $ 357,315,798

Additions resulting from consolidation
of real estate partnerships:
   Land                                                                                -               -        18,000,000
   Buildings and Improvements                                                          -               -       187,350,989
                                                                            ----------------------------------------------
                                                                                       -               -       205,350,989
Additions during the period:
   Galland and Seneca Buildings (1)                                                                              5,700,000
   Land                                                                         15,750,000
   Deferred lease costs                                                            409,693
   Buildings and improvements                                                   90,469,121       1,847,705       3,095,281

Deductions during the period:
    Retirements and writeoffs                                                    2,202,300       1,478,669             -
                                                                            ----------------------------------------------
Balance at end of period                                                     $ 676,257,618   $ 571,831,104   $ 571,462,068
                                                                            ==============================================

ACCUMULATED DEPRECIATION
Balance at beginning of period                                               $ 154,227,950   $ 132,930,479   $  77,593,719

Additions resulting from consolidation
of real estate partnerships:                                                                           -        40,712,266

Additions charged to operating expenses                                         23,141,830      22,776,140      14,624,494

Deductions due to retirements and writeoffs                                      2,202,300       1,478,669             -

                                                                            ----------------------------------------------
Balance at end of period                                                     $ 175,167,480   $ 154,227,950   $ 132,930,479
                                                                            ==============================================

(1) Deed in lieu of foreclosure on a loan receivable from an affiliate of Third and University Limited Partnership.

                          CORNERSTONE PROPERTIES INC.
                         MORTGAGE LOANS ON REAL ESTATE
                                  SCHEDULE IV
                               December 31, 1995

- ---------------------------------------------------------------------------------------------------------------------
      Column A            Column B            Column C            Column D            Column E            Column F
- ---------------------------------------------------------------------------------------------------------------------

                                           Final maturity     Periodic Payment                          Face amount
    Description        Interest rate            date               Terms            Prior Liens         of mortgages
- ---------------------------------------------------------------------------------------------------------------------
Tower 56
First Mortgage               8.8%             03/24/97         Semi-Annual              N/A             $54,000,000


- ----------------------------------------------------------------------
      Column A              Column G                 Column H
- ----------------------------------------------------------------------
                                               Principal amount of
                        Carrying amount    loans subject to delinquent
    Description           of mortgages        principal or interest
- ----------------------------------------------------------------------
Tower 56
First Mortgage          $30,731,000.00            SEE NOTE (6)



Reconciliation of Mortgage loans on real estate.
- ---------------------------------------------------------------------------------------
Balance at beginning of period                                   $          -

   Additions during period:
                    New mortgage loans                               30,731,000

   Deductions during period:                                                -
                                                                ----------------
Balance at close of period                                       $   30,731,000
                                                                ================

                                EXHIBIT INDEX


                   *3.1           Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Company's
                                  Amendment No. 1 to form 10-Q for the quarter ended June 30, 1987.

                   *3.1(a)        Certificate of voting powers, designations, preferences, limitaitons, restrictions and relative rights of 7% cumulative convertible preferred stock of ARICO America Realestate Investment
                                  Company.

                   *3.5           Bylaws, as amended as of December 8, 1995.

                    4.1           Specimen Common Stock Certificates, incorporated by reference to Exhibit 4.1 of the Company's
                                  Registration Statement on Form 10.

                    4.2           Indenture, dated as of February 17, 1987, between Manufacturers Hanover Trust Company and One
                                  United Realty Corporation, a wholly owned subsidiary of the Company, incorporated by reference to
                                  Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                  1987.

                    4.3           Forms of Interest Bearing and Zero Coupon Notes (included in Exhibit 4.2).

                   *4.4           Letter Agreement, dated July 10, 1996, with Deutsche Bank AG.

                    10.1          Lease Agreement dated February 5, 1981 between Lincoln Building corporation, Lessor, and 1700
                                  Lincoln Limited, Lessee dated May 5, 1981, incorporated by reference to exhibit 10.1 of the
                                  Company's Registration Statement on Form 10.

                    10.7          Letter dated December 15, 1986 to NWC Limited Partnership from the Company, incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December
                                  31, 1986.

                    10.8          Note Purchase Agreement, dated as of February 17, 1987, between seven financial institutions and
                                  One United Realty Corporation, a wholly owned subsidiary of the Company,

                                  incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the
                                  year ended December 31, 1987.

                    10.9          Deed of Trust, Mortgage, Security Agreement, Financing Statement and Assignment of Leases and
                                  Rents, dated as of February 17, 1987, made by 1700 Lincoln Limited Partnership to the Company, incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

                    10.10         Mortgage Assignment and Pledge Agreement, dated as of February 17, 1987, by One United Realty
                                  Corporation, a wholly-owned subsidiary of the Company, to Manufacturers Hanover Trust Company, as
                                  Trustee, incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K
                                  for the year ended December 31, 1987.

                    10.11         Financing Consent Agreement, dated as of August 5, 1986, by and among the Company, Gerald D.
                                  Hines, Hines Ltd., Hines Colorado Corp. and 1700 Lincoln Limited Partnership, incorporated by reference to exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December
                                  31, 1987.

                    10.21         Note Purchase Agreement executed as of December 30, 1988 among the Company, Lincoln Building
                                  Corporation, Hines Colorado Limited, 1700 Lincoln Limited and Lincoln Atrium Limited, incorporated by reference to exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended
                                  December 31, 1988.

                    10.36         Amended and Restated Advisory Agreement effective as of December 3, 1993, between the Company and
                                  Deutsche Bank Realty Advisors, Inc.

                    10.37         Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited effective as of
                                  April 20, 1989.

                    10.38         First Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln
                                  Limited dated as of September 28, 1993.

                    10.39         Atrium Purchase and Sale Agreement dated September 28, 1993 between Lincoln Atrium Limited and
                                  Lincoln Building Corporation.

                    10.40         Amended and Restated Articles of Limited Partnership of NWC Limited Partnership effective as of
                                  September 29, 1993.

                    10.41         Third Amended and Restated Promissory Note between NWC Limited Partnership and NWC Funding
                                  Corporation dated as of September 29, 1993.

                    10.43         Second Amendment to Credit Facility Agreement dated as of September 29, 1993 between NWC Funding
                                  Corporation and NWC Limited Partnership.

                    10.47         Deed-In-Lieu Agreement dated as of December 29, 1993 between Block Six Limited Partnership and
                                  Third and University Limited Partnership.

                    10.49         Amended and Restated Agreement dated November 4,  1994, by and among 1700 Lincoln Limited, One
                                  United Realty Corporation, Chemical Bank and the Company, incorporated by reference to the Note
                                  Purchase Agreement of  Exhibit 10.8, the Deed of Trust, Mortgage, Security Agreement, Financing
                                  Statement and Assignment of Leases and Rents of Exhibit 10.9 and the Mortgage Assignment and
                                  Pledge Agreement of Exhibit 10.10.

                   *10.50         Deed of Trust Note, dated September 27, 1995, made by Third and University Limited Partnership to
                                  Teachers Insurance and Annuity Association of America.

                   *10.51         Third Amended and Restated Articles of Limited Partnership of Third and University Limited
                                  Partnership, dated as of September 27, 1995

                   *10.52         Assignment of Recorded Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest
                                  Corporation

                   *10.53         Assignment of Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest
                                  Corporation

                   *10.54         Purchase and Sale Agreement of 125 Summer Street, dated as of September 27, 1995, between Michael
                                  C. Fong, Osama El Haddad, and Mark S. James as Trustees of Lincoln Summer Realty Trust, and
                                  Cornerstone Properties Inc.

                   *10.55         Mortgage and Security Agreement, dated as of December 20, 1995, between CStone-Boston and The
                                  Northwestern Mutual Life Insurance Company.

                   *10.56         Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone
                                  Properties Inc.

                   *10.59         Credit Agreement, dated as of August 8, 1995, between ARICO America Realestate Investment Company and Deutsche Bank AG London.

                   *11.1          Statement of Computation of Earnings Per Share.

                    21            List of Subsidiaries, incorporated by reference to Exhibit 22.1 of the Company's Annual Report on
                                  Form 10-K for the year ended December 31, 1988.

                   *24.1          Powers of Attorney.

                   *27            For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

- -----------------------
   * Filed herewith.