Form 10-Q
period 1996-03-31
CORNERSTONE PROPERTIES INC
filed 1996-05-15
CIK 702301

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended March 31, 1996

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

                                 126 East 56th Street
                               New York, New York 10022
                       (Address of principal executive offices)

                                    (212) 605-7100
                 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of May 13, 1996: 20,309,165

Total pages = 14
Exhibit Index located on page 11


                                                       PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                                              March 31, December 31,
                                                                                  1996         1995
                                                                             ---------    ---------
                                                                           (Unaudited)
           ASSETS

Investments, at cost:
       Land ..............................................................   $  57,823    $  57,823
       Buildings and improvements ........................................     555,118      546,357
       Mortgage note receivable (Note 4) .................................      30,783       30,731
       Deferred lease costs ..............................................      72,241       72,077
                                                                             ---------    ---------
                                                                               715,965      706,988
       Less: Accumulated depreciation and amortization ...................     181,126      175,167
                                                                             ---------    ---------
          Total investments ..............................................     534,839      531,821

Cash and cash equivalents (Note 1) .......................................      15,906        7,740
Restricted cash ..........................................................       2,905        4,393
Other deferred costs, net of accumulated amortization of $5,466 and $5,301       3,123        2,895
Deferred tenant receivables (Note 1) .....................................      33,266       32,695
Tenant and other receivables .............................................       2,837        1,585
Notes receivable .........................................................       3,955        4,153
Other assets .............................................................       1,672          807
                                                                             ---------    ---------
Total Assets .............................................................   $ 598,503    $ 586,089
                                                                             =========    =========

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Long-term debt (Note 2) ..................................................   $ 382,526    $ 369,600
Accrued interest payable .................................................       2,562        4,327
Accrued real estate taxes payable ........................................      12,137       10,045
Accounts payable and accrued expenses ....................................       3,232        3,456
Unearned revenue and other liabilities ...................................      12,902       16,499
                                                                             ---------    ---------
Total Liabilities ........................................................     413,359      403,927
                                                                             ---------    ---------

Minority Interest ........................................................     (16,405)      (7,194)
                                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Investment
Preferred Stock, $16.50 stated value, 15,000,000 shares authorized;
     3,030,303 shares issued and outstanding .............................      50,000       50,000
Common stock, 100,000,000 authorized shares ;
    shares issued and outstanding (1996-20,309,165; 1995-19,959,515)
Paid-in capital ..........................................................     186,478      181,477
Accumulated deficit ......................................................     (32,904)     (39,885)
Deferred compensation ....................................................      (2,025)      (2,236)
                                                                             ---------    ---------
Total Shareholders' Investment ...........................................     201,549      189,356
                                                                             ---------    ---------
Total Liabilities and Shareholders' Investment ...........................   $ 598,503    $ 586,089
                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

               CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)


                                                           Three Months Three Months
                                                               Ended        Ended
                                                              March 31,    March 31,
                                                                1996         1995
                                                              --------    --------
REVENUES
       Office and parking rentals .........................   $ 25,919    $ 21,383
       Interest and other income ..........................      1,505         462
                                                              --------    --------
           Total Revenues .................................     27,424      21,845
                                                              --------    --------

EXPENSES
       Building operating expenses ........................      5,667       4,674
       Real estate taxes ..................................      3,891       2,806
       Interest expense ...................................      7,815       7,664
       Depreciation and amortization ......................      5,991       5,661
       Advisory fee .......................................       --           525
       Professional fees ..................................        194         181
       General and administrative .........................      1,181         442
       Directors' fees ....................................         34          24
                                                              --------    --------
           Total Expenses .................................     24,773      21,977
                                                              --------    --------
                                                                 2,651        (132)
                                                              --------    --------
OTHER INCOME (EXPENSES)
       Unrealized gain on interest rate swap (Note 3) .....      7,919        --
       Loss on swap termination (Note 2) ..................     (3,125)       --
                                                              --------    --------
                                                                 4,794        --
                                                              --------    --------
       Minority Interest ..................................        464         885
                                                              --------    --------
NET INCOME (LOSS) .........................................   $  6,981    $ (1,017)
                                                              ========    ========
NET INCOME (LOSS) PER SHARE ...............................   $   0.30    $  (0.08)
                                                              ========    ========

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (In Thousands)
                                    (Unaudited)

                                                                                  Three Months  Three Months
                                                                                       Ended        Ended
                                                                                    March 31,     March 31,
                                                                                        1996         1995
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ........................................................   $  6,981    $ (1,017)
        Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
              Depreciation and amortization ......................................      5,991       5,661
              Deferred compensation amortization .................................        212        --
              Loss on swap termination ...........................................      3,125        --
              Unbilled rental revenue ............................................       (557)       (504)
              Unrealized gain on interest rate swap ..............................     (7,919)       --
              Decrease in accrued interest payable ...............................     (1,765)       (867)
              Minority interest share of income ..................................        464         885
              Increase in tenant and other receivables and other assets ..........     (2,114)       (178)
              Increase in accounts payable, accrued expenses and other liabilities      3,212         470
                                                                                     --------    --------
              Total adjustments ..................................................        649       5,467
                                                                                     --------    --------
              Net cash provided by operating activities ..........................      7,630       4,450
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to investment property .........................................       (384)       (115)
        Deferred costs incurred on investments ...................................       (204)       --
        Repayment of notes receivable from a related party .......................        198         178
        Loan to a related party ..................................................       --          (126)
                                                                                     --------    --------
              Net cash used in investing activities ..............................       (390)        (63)
                                                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments under lines of credit .........................................       --        (2,223)
        Debt issuance costs ......................................................       (188)       --
        Decrease in restricted cash ..............................................      1,488       2,699
        Distribution to minority partners ........................................       (374)       (767)
        Distributions to shareholders ............................................       --        (3,840)
                                                                                     --------    --------
              Net cash provided by (used) in financing activities ................        926      (4,131)
                                                                                     --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS ............................................      8,166         256
CASH AND CASH EQUIVALENTS, beginning of period ...................................      7,740      12,506
                                                                                     --------    --------
CASH AND CASH EQUIVALENTS, end of period .........................................   $ 15,906    $ 12,762
                                                                                     ========    ========

Non-cash investing activity: Purchase of minority partnership interest through issuance of $12,926,000 promissory note and 349,650 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

                     CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996


(1) NATURE OF THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of the Company's Business: Cornerstone Properties Inc. (formerly known as ARICO America Realestate Investment Company, prior to September 18, 1995), a Nevada corporation (Cornerstone or the Company), was formed on May 5, 1981, to invest in major commercial real estate projects in North America. The following schedule summarizes the Company's interest, through its wholly-owned subsidiaries, in investments at March 31, 1996.

                                              Net           Ownership
Property                 Location             Rentable      Interest     Notes
                                   square feet
- --------------------------------------------------------------------------------
One Norwest Center       Denver, Colorado         1,188,000     100%        A
Norwest Center           Minneapolis, Minnesota   1,118,000     50%
Washington Mutual Tower  Seattle, Washington      1,066,000     50%
125 Summer Street        Boston, Massachusetts      464,000     100%
Mortgage Note Receivable
collateralized by
Tower 56                 New York, NY

   (A)On January 1, 1996, the Company purchased the remaining 10 percent interest in 1700 Lincoln Limited, which operates One Norwest Center, from Hines Colorado Limited (HCL) for a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company.

   General: The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month periods presented have been included. Results for the three months ended March 31, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

   Principles of Consolidation: The accompanying financial statements include the accounts of Cornerstone and its wholly-owned qualified REIT subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

   Interest Rate Swap Agreement: Cornerstone is a party to an interest rate swap agreement used to hedge its interest rate exposure. The differential to be paid is recognized in the period incurred and included in interest expense.

   Income (Loss) per Share: Income (Loss) per share is computed based on the weighted average number of common shares outstanding of 20,309,165 for 1996 and 13,240,500 for 1995. The dividends in arrears applicable to the preferred stock of $875,000 have been deducted from the net income for the three months ended March 31, 1996 in computing earnings per share.

(2)LONG-TERM DEBT

Property                                Description                   3/31/96
                                                                  -----------
One Norwest Center ..................   Interest Bearing Notes   $ 98,000,000
                                        HCL Promissory Note        12,926,000
Norwest Center ......................   Mortgage Loan             110,000,000
Washington Mutual Tower .............   Mortgage Loan              79,100,000
125 Summer Street ...................   Mortgage Loan              50,000,000
Corporate ...........................   Term Loan                  32,500,000
                                                                  ===========
                Total ...............                            $382,526,000
                                                                  ===========

     Interest Bearing Notes: The interest-bearing notes mature on February 17, 1997, and bear interest at 8.893 percent, payable semi-annually.

The notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center. In addition, as of March 31, 1996, Cornerstone had $2,905,000, recorded as restricted cash, on deposit with the trustee to meet interest payments on the notes.

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

As protection against market interest rates rising prior to the maturity of the above stated notes, on September 29, 1993, Cornerstone entered into an interest rate swap agreement with Deutsche Bank AG with an effective starting date of February 18, 1997. The interest rate swap agreement is for a fixed rate of 7.14 percent on a notional amount of $98,000,000 for a period of ten years. Effective March 29, 1996, the first five years of this swap agreement were terminated resulting in a loss of $3,125,000. The notional amount on the remaining five years was changed to $92,800,000.

   Promissory Note: The convertible promissory note payable to HCL (Note 1) is due on January 1, 2001 and pays interest only at LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 a share after January 1, 1997.

   Mortgage Loans: The Norwest Center loan matures December 31, 2005 and bears interest at the rate of 8.74 percent with the full principal due at maturity. The loan is collateralized by a first mortgage on Norwest Center and assignment of all leases and rents.

The Washington Mutual Tower loan matures September 30, 2005 and bears interest at the rate of 7.53 percent with the full principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents.

The 125 Summer Street loan bears interest at the rate of 7.20 percent and matures on January 1, 2003. Payment terms on the loan call for interest only payments for the first 5 years and a 25 year principal amortization thereafter. The loan is collateralized by a first mortgage on 125 Summer Street and assignment of all leases and rents.

   Term Loan: The term loan matures on December 31, 2003, and bears interest at the rate of 5.00 percent. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower. The balance of the term loan at March 31, 1996 was $32,500,000.

(3) UNREALIZED GAIN ON INTEREST RATE SWAP

The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. An unrealized gain of $7,672,000 was recorded as part of the $98,000,000 notional amount forward interest rate swap termination (Note 2). Additionally, an unrealized gain of $247,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated (Note 2). The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

(4) NEW PRONOUNCEMENTS

During 1996, Cornerstone adopted SFAS #123, "Accounting for Stock-Based Compensation." The Company has elected to adopt the disclosure provisions of the new standard which require proforma net income and earnings per share disclosures. Cornerstone has yet to determine the impact on its proforma net income and earnings per share.

(5) SUBSEQUENT EVENTS

On April 24, 1996, Cornerstone completed its "pre-packaged" bankruptcy plan on Tower 56. The mortgage note receivable was settled and title to Tower 56 was transferred to CStone-New York Inc., a wholly owned subsidiary of the Company. Additionally, CStone-New York obtained $18,000,000 in mortgage financing from Northwestern Mutual Life Insurance Company at a rate of 7.674 percent for a term of seven years with a 30 year principal amortization.


Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

   Consolidation: Cornerstone's principal source of income is rental revenues received through its investment in three real estate partnerships and one fee simple investment. The Company's investments in the partnerships are accounted for using the consolidation method of accounting.

   Net Earnings and Losses: On a consolidated basis, for the three month period ended March 31, 1996 compared to the same period in 1995, Cornerstone's share in net earnings and losses of its real estate investments increased to $5,981,000 from $2,999,000. The increase is primarily attributable to earnings from 125 Summer Street which was acquired November 1, 1995, an increased share of earnings from One Norwest Center due to the 10 percent partnership interest purchase on January 1, 1996 and debt refinancing at Washington Mutual Tower.

   Interest and Other Income: Interest and other income primarily consists of earnings from the Tower 56 mortgage note receivable, advisory and management fees and interest earned from short-term investments. The increase in interest and other income in 1996 is primarily due to earnings on the mortgage note receivable (purchased December 19, 1995) and fees from advisory and management services. Also included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amount of $107,000 and $136,000 for the three months ended March 31, 1996 and 1995, respectively.

   Interest Expense: Interest expense incurred by Cornerstone relating to its financing activities increased in 1996 primarily due to the additional financing incurred related to the purchase of 125 Summer Street and the 10 percent partnership interest in 1700 Lincoln Limited.

   Administrative Expenses: Aggregate administrative expenses for the three months ended March 31, 1996 and 1995 were $1,452,000 and $1,172,000, respectively. The increase is due to the change to self-administration on July 1, 1995; however, this increase in administrative expenses should be considered along with the 1996 advisory income from third party contracts of $190,000.

   Unrealized gain on interest rate swap: The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. For 1996, an unrealized gain of $7,672,000 was recorded as part of the $98,000,000 notional amount forward interest rate swap termination. Additionally, for 1996, an unrealized gain of $247,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

   Capital Stock Transactions: On January 1, 1996, the Company purchased the remaining 10 percent partnership interest in 1700 Lincoln Limited which operates One Norwest Center from Hines Colorado Limited (HCL). In exchange for its interests, HCL received a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company.



   Funds From Operations: The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts. FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus real estate investment depreciation and amortization, and after adjustments for unconsolidated joint ventures. Due to the unique nature of Cornerstone's leases, a further adjustment to the standard definition of FFO is made to reduce FFO by the amount of free and deferred rental revenue which has been recognized in the financial statements. In the opinion of management, these amounts relate to benefits which will not be realized, in the form of increased cash flow, until future periods and would distort the FFO calculation.

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

   The table below illustrates the adjustments which were made to the net income
(loss) of Cornerstone in the calculation of FFO for the three months ended March 31, 1996 and 1995, respectively (in thousands):



                                                Funds From Operations

                                            Three Months     Three Months
                                                Ended            Ended
                                              March 31,        March 31,
                                                1996             1995
                                                ----             ----

              Net income (loss)               $6,981          ($1,017)

              Plus:
                 Depreciation and amortization*5,829            5,346
                 Amortization on rent notes      198              178
                 Loss on swap termination      3,125                -
                 Norwest Center tax adjustment    62                -
              Less:
                 Unrealized gain              (7,919)               -
                 Free rent and deferred rents   (557)            (558)
                 Minority adjustments           (117)             (98)
                                          -----------       ----------

              Funds From Operations           $7,602           $3,851
                                              ======           ======

         *Depreciation and amortization has been adjusted for the amortization of deferred financing costs and depreciation of corporate fixed assets.

   The increase in FFO is due to the purchase of 125 Summer Street, earnings from the Tower 56 mortgage note receivable and higher rental income resulting from contractual increases in tenant rentals.

   Promissory Note: The convertible promissory note issued to HCL on January 1, 1996 is due on January 1, 2001 and pays interest only at LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 a share after January 1, 1997.

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

   Liquidity: At March 31, 1996, the Company had $15,906,000 in cash and cash equivalents and $2,905,000 in restricted cash. Restricted cash is being held by the trustee for the One Norwest Center notes payable. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its shareholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

                             PART II - OTHER INFORMATION


Item 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
         1) Exhibit 11.1: Statement of Computation of Earnings Per Share

         2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(b)   Reports on Form 8-K:

         None

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CORNERSTONE PROPERTIES INC.
                              (Registrant)


                               By: /s/ John S.Moody
                               John S. Moody, President and CEO

                               Date: May 14, 1996

                               By: /s/ Thomas P.Loftus
                               Thomas P. Loftus, Vice President and Controller (Principal Financial Officer)

                               Date: May 14, 1996