Form 10-Q
period 1996-06-30
CORNERSTONE PROPERTIES INC
filed 1996-08-14
CIK 702301

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended June 30, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of August 14, 1996: 20,309,165

Total pages = 14
Exhibit Index located on page 11

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)
                                                                              June 30,  December 31,
                                                                                 1996          1995
                                                                            ---------     ---------
                                                                           (Unaudited)
           ASSETS

Investments, at cost:
       Land ..............................................................   $  63,351    $  57,823
       Buildings and improvements ........................................     582,763      546,357
       Mortgage note receivable  (Note 1) ................................        --         30,731
       Deferred lease costs ..............................................      72,667       72,077
                                                                             ---------    ---------
                                                                               718,781      706,988
       Less: Accumulated depreciation and amortization ...................     187,227      175,167
                                                                             ---------    ---------
          Total investments ..............................................     531,554      531,821

Cash and cash equivalents ................................................      32,856        7,740
Restricted cash ..........................................................       4,358        4,393
Other deferred costs, net of accumulated amortization of $5,627 and $5,301       3,035        2,895
Deferred tenant receivables ..............................................      33,895       32,695
Tenant and other receivables .............................................       2,542        1,585
Notes receivable .........................................................       3,651        4,153
Other assets .............................................................       3,409          807
                                                                             ---------    ---------
Total Assets .............................................................   $ 615,300    $ 586,089
                                                                             =========    =========
       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Long-term debt (Note 2) ..................................................   $ 400,515    $ 369,600
Accrued interest payable .................................................       4,675        4,327
Accrued real estate taxes payable ........................................      10,527       10,045
Shareholders' distribution payable .......................................      12,185         --
Accounts payable and accrued expenses ....................................       3,227        3,456
Unearned revenue and other liabilities ...................................       9,604       16,499
                                                                             ---------    ---------
Total Liabilities ........................................................     440,733      403,927
                                                                             ---------    ---------

Minority Interest ........................................................     (16,786)      (7,194)
                                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Investment
Preferred Stock, $16.50 stated value, 15,000,000 shares authorized;
     3,030,303 shares issued and outstanding .............................      50,000       50,000
Common stock, 100,000,000 authorized shares ;
    shares issued and outstanding (1996-20,309,165; 1995-19,959,515)
Paid-in capital ..........................................................     174,194      181,477
Accumulated deficit ......................................................     (31,028)     (39,885)
Deferred compensation ....................................................      (1,813)      (2,236)
                                                                             ---------    ---------
Total Shareholders' Investment ...........................................     191,353      189,356
                                                                             ---------    ---------
Total Liabilities and Shareholders' Investment ...........................   $ 615,300    $ 586,089
                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)
                                            Three Months Three Months  Six Months  Six Months
                                                   Ended        Ended       Ended       Ended
                                                 June 30,     June 30,    June 30,    June 30,
                                                    1996         1995        1996        1995
                                                 -------     --------    --------   ---------
REVENUES
       Office and parking rentals ............   $ 26,994    $ 20,696    $ 52,913    $ 42,079
       Interest and other income .............      1,344       1,110       2,849       1,572
                                                 --------    --------    --------     -------
           Total Revenues ....................     28,338      21,806      55,762      43,651
                                                 --------    --------    --------     -------

EXPENSES
       Building operating expenses ...........      5,781       4,526      11,448       9,200
       Real estate taxes .....................      5,425       2,816       9,316       5,622
       Interest expense ......................      8,055       7,652      15,870      15,316
       Depreciation and amortization .........      6,123       5,560      12,114      11,221
       Advisory fee ..........................       --           525        --         1,050
       Professional fees .....................        177         234         371         415
       General and administrative ............      1,316         118       2,497         560
       Directors' fees .......................         34          24          68          48
                                                 --------    --------    --------     -------
           Total Expenses ....................     26,911      21,455      51,684      43,432
                                                 --------    --------    --------     -------
                                                    1,427         351       4,078         219
                                                 --------    --------    --------     -------
OTHER INCOME (EXPENSES)
       Net gain on interest rate swap (Note 3)        671        --         5,465        --
       Minority Interest .....................       (222)       (891)       (686)     (1,776)
                                                 --------    --------    --------     -------
Income (loss) before extraordinary item ......      1,876        (540)      8,857      (1,557)

Extraordinary loss ...........................       --        (3,881)       --        (3,881)
                                                 --------    --------    --------     -------
NET INCOME (LOSS) ............................   $  1,876    $ (4,421)   $  8,857    $ (5,438)
                                                 ========    ========    ========     =======
NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM PER SHARE .................   $   0.05    $  (0.04)   $   0.35     $ (0.12)
                                                 ========    ========    ========     =======
NET INCOME (LOSS) PER SHARE ..................   $   0.05    $  (0.33)   $   0.35     $ (0.41)
                                                 ========    ========    ========     =======

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (In Thousands)
                                    (Unaudited)
                                                                                               Six Months    Six Months
                                                                                                    Ended         Ended
                                                                                                  June 30,      June 30,
                                                                                                     1996         1995
                                                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ...................................................................   $   8,857    $  (5,438)
        Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
              Depreciation and amortization .................................................      12,114       11,221
              Deferred compensation amortization ............................................         423         --
              Extraordinary loss ............................................................        --          3,881
              Write-off of deferred financing costs .........................................        --          1,355
              Unbilled rental revenue .......................................................      (1,172)        (820)
              Net gain on interest rate swap ................................................      (5,465)        --
              Increase (decrease) in accrued interest payable ...............................         347       (3,127)
              Minority interest share of income .............................................         686        1,776
              Increase in tenant and other receivables and other assets .....................      (2,510)        (705)
              Increase (decrease) in accounts payable, accrued expenes and other liabilities        1,325       (4,304)
                                                                                                ---------    ---------
              Total adjustments .............................................................       5,748        9,277
                                                                                                ---------    ---------
              Net cash provided by operating activities .....................................      14,605        3,839
                                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to investment property ....................................................      (3,211)        (203)
        Deferred costs incurred on investments ..............................................        (392)        (275)
        Repayment of notes receivable from a related party ..................................         502          453
        Loan to a related party .............................................................        --           (228)
                                                                                                ---------    ---------
              Net cash used in investing activities .........................................      (3,101)        (253)
                                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments under lines of credit ....................................................        --       (108,098)
        Borrowings under mortgage loan ......................................................      18,000      110,000
        Repayments under mortgage loan ......................................................         (11)        --
        Extraordinary loss ..................................................................        --         (3,881)
        Payment for swap termination ........................................................      (3,125)        --
        Debt issuance costs .................................................................        (213)        --
        Stock issuance costs ................................................................         (97)        --
        Decrease (increase) in restricted cash ..............................................          35         (433)
        Distribution to minority partners ...................................................        (977)      (1,730)
        Distributions to shareholders .......................................................        --         (3,840)
                                                                                                ---------    ---------
              Net cash provided by (used in) financing activities ...........................      13,612       (7,982)
                                                                                                ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................................      25,116       (4,396)
CASH AND CASH EQUIVALENTS, beginning of period ..............................................       7,740       12,506
                                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ....................................................   $  32,856    $   8,110
                                                                                                =========    =========

Non-cash investing activity: Purchase of minority partnership interest through issuance of $12,926,000 promissory note and 349,650 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

                     CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996


(1)   NATURE OF THE COMPANY'S BUSINESS
   AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of the Company's Business: Cornerstone Properties Inc. (formerly known as ARICO America Realestate Investment Company, prior to September 18, 1995), a Nevada corporation (Cornerstone or the Company), was formed on May 5, 1981, to invest in major commercial real estate projects in North America. The following schedule summarizes the Company's interest, through its wholly owned subsidiaries, in investments at June 30, 1996:

                                                     Net      Ownership
Property                 Location                 Rentable    Interest     Notes
                                               square feet
- --------------------------------------------------------------------------------
One Norwest Center       Denver, Colorado         1,188,000     100%        A
Norwest Center           Minneapolis, Minnesota   1,118,000     50%
Washington Mutual Tower  Seattle, Washington      1,066,000     50%
125 Summer Street        Boston, Massachusetts      464,000     100%
Tower 56                 New York, NY               162,000     100%        B

   (A)Effective January 1, 1996, the Company, through a subsidiary, purchased the remaining 10 percent interest in 1700 Lincoln Limited, which operates One Norwest Center, from Hines Colorado Limited (HCL) for a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company.

   (B)On April 24, 1996, Cornerstone, through CStone-New York Inc., a wholly owned subsidiary, converted its mortgage note receivable (acquired on December 19, 1995) and obtained title to Tower 56 with the intention of holding the property for investment purposes.

   General: The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three and six month periods presented have been included. Results for the six months ended June 30, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

   Principles of Consolidation: The accompanying financial statements include the accounts of Cornerstone and its wholly owned qualified REIT subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

   Interest Rate Swap Agreement: Cornerstone is a party to an interest rate swap agreement used to hedge its interest rate exposure. The differential to be paid is recognized in the period incurred and included in interest expense.



Item 1. Financial Statements (continued)

   Income (Loss) per Share: Income (Loss) per share is computed based on the weighted average number of common shares outstanding of 20,309,165 for the six months ended June 30, 1996 and 15,909,805 for the year ended December 31, 1995. The dividends in arrears applicable to the preferred stock of $1,750,000 have been deducted from the net income for the six months ended June 30, 1996 in computing earnings per share.

(2)                     LONG-TERM DEBT

 Property                       Description               6/30/96
                                                        -----------
One Norwest Center .........   Interest Bearing Notes   $98,000,000
                               HCL Promissory Note       12,926,000
Norwest Center .............   Mortgage Loan            110,000,000
Washington Mutual Tower ....   Mortgage Loan             79,100,000
125 Summer Street ..........   Mortgage Loan             50,000,000
Tower 56 ...................   Mortgage Loan             17,989,000
Corporate ..................   Term Loan                 32,500,000
                                                      =============
            Total ..........                           $400,515,000
                                                      =============

   Interest Bearing Notes: The Interest-Bearing Notes mature on February 17, 1997, and bear interest at 8.893 percent, payable semi-annually.

The Notes are collateralized by a non-recourse mortgage on One Norwest Center and an assignment of all leases and rents, and certain other property, rights and interests related to One Norwest Center. In addition, as of June 30, 1996, Cornerstone had $4,358,000, recorded as restricted cash, on deposit with the trustee to meet interest payments on the Notes. On August 2, 1996, the Interest Bearing Notes were refinanced (Note 5).

Additionally, Cornerstone is obligated to pay to DBNY, for an interest rate swap agreement used to fix the interest rates on the Notes, an amount equal to 0.752 percent on a notional amount of $107,000,000 throughout the term of the Notes. This amount has been treated as a yield adjustment on the long-term debt and has been included in interest expense. Payments on the swap are due January 30 and July 30 each year until the termination date of July 30, 1998. On August 2, 1996, this swap was terminated at an approximate cost of $1,505,000.

As protection against market interest rates rising prior to the maturity of the above stated Notes, on September 29, 1993, Cornerstone entered into an interest rate swap agreement with Deutsche Bank AG with an effective starting date of February 18, 1997. The interest rate swap agreement is for a fixed rate of 7.14 percent on a notional amount of $98,000,000 for a period of ten years. Effective March 29, 1996, the start date of this swap was revised to July 1, 2001 and the notional amount on the remaining five years was reduced to $92,800,000.

   Promissory Note: The convertible promissory note payable to HCL (Note 1) is due on January 1, 2001 and pays interest only at LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 a share after January 1, 1997. At maturity of the note, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of market price or $14.30 per share.

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

The Tower 56 loan bears interest at a rate of 7.674 percent with a 30 year principal amortization and matures on April 24, 2003. The loan is collateralized by a first mortgage on Tower 56 and assignment of all leases and rents.

   Term Loan: The term loan matures on December 31, 2003, and bears interest at the rate of 5.00 percent. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower.

(3) NET GAIN ON INTEREST RATE SWAP

The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. An unrealized gain of $7,672,000 and realized loss of $3,125,000 were recorded as part of the $98,000,000 notional amount forward interest rate swap termination (Note 2). Additionally, an unrealized gain of $918,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated (Note 2). The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

(4) NEW PRONOUNCEMENTS

During 1996, Cornerstone adopted SFAS #123, "Accounting for Stock-Based Compensation." The Company has elected to adopt the disclosure provisions of the new standard which require proforma net income and earnings per share disclosures. Cornerstone has yet to determine the impact on its proforma net income and earnings per share.

(5) SUBSEQUENT EVENTS

On August 2, 1996, the Company refinanced its $98 million Interest-Bearing Notes (Note 2) by entering into a $98 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company. The Mortgage Notes bear interest at a rate of 7.50 percent and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a thirty year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2,035,000 to the Interest-Bearing Noteholders.

Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996


RESULTS OF OPERATIONS

   Consolidation: Cornerstone's principal source of income is rental revenues received through its investment in three real estate partnerships and two fee simple investments. The Company's investments in the partnerships are accounted for using the consolidation method of accounting.

   Building Revenues and Expenses: For the three and six month periods ended June 30, 1996 compared to the same periods in 1995, Office and parking rentals, Building operating expenses and Real estate taxes increased primarily due to the purchase of 125 Summer Street and Tower 56 which were acquired in the fourth quarter of 1995 and debt refinancing at Washington Mutual Tower. Minority interest decreased as a result of the 10 percent partnership interest purchase on January 1, 1996.

   Interest and Other Income: Interest and other income primarily consists of earnings from the Tower 56 mortgage note receivable (December 19, 1995 through April 24, 1996), advisory and management fees and interest earned from short-term investments. The increase in interest and other income for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 is primarily due to earnings on the mortgage note receivable and fees from advisory and management services. Also included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amount of $205,000 and $265,000 for the six months ended June 30, 1996 and 1995, respectively.

   Interest Expense: Interest expense incurred by Cornerstone relating to its financing activities increased in 1996 primarily due to the additional financing incurred related to the purchase of 125 Summer Street and the 10 percent partnership interest in 1700 Lincoln Limited. Additionally, for the three month period ended June 30, 1996 as compared to the same period in 1995, interest expense increased due to the financing of Tower 56.

   Administrative Expenses: Aggregate administrative expenses for the six months ended June 30, 1996 and 1995 were $2,936,000 and $2,073,000, respectively.
Aggregate administrative expenses for the three months ended June 30, 1996 and 1995 were $1,527,000 and $901,000, respectively. The increase is due to the change to self-administration on July 1, 1995; however, this increase in administrative expenses should be considered along with the 1996 advisory income from third party contracts of $691,000.

   Net gain on interest rate swap: The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. For 1996, a net gain of $4,547,000 was recorded as part of the $98,000,000 notional amount forward interest rate swap termination. Additionally, for 1996, an unrealized gain of $918,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

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

   Industry analysts generally consider FFO to be an appropriate measure of performance of an equity Real Estate Investment Trust such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or for cash flow from operations calculated in accordance with generally accepted accounting principles as a measure of liquidity.

   The table below illustrates the adjustments which were made to the net income
(loss) of Cornerstone in the calculation of FFO for the six months ended June 30, 1996 and 1995, respectively (in thousands):



                              Funds From Operations

                                             Six Months       Six Months
                                                  Ended            Ended
                                                June 30,         June 30,
                                                   1996             1995
                                                -------          -------

              Net income (loss)                  $8,857          ($5,438)

              Plus:
                 Depreciation and amortization*  11,801           10,640
                 Amortization on rent notes         502              453
                 Extraordinary loss                  -             3,881
                 Real estate tax adjustment       1,412               -
              Less:
                 Net gain on swap termination    (5,465)              -
                 Free rent and deferred rents    (1,172)            (820)
                 Minority adjustments              (515)            (493)
                                                -------          -------

              Funds From Operations             $15,420           $8,223
                                                =======           ======

         *Depreciation and amortization has been adjusted for the amortization of deferred financing costs and depreciation of corporate fixed assets.

   The increase in FFO is primarily attributable to earnings from 125 Summer Street and Tower 56 which were acquired in the fourth quarter of 1995, an increased share of earnings from One Norwest Center due to the 10 percent partnership interest purchase on January 1, 1996 and debt refinancing at Washington Mutual Tower.

   Other Matters: The Company is not aware of any environmental issues at any of its properties. The Company does not believe inflation will have a significant effect on its results. The Company believes it has sufficient insurance coverage at each of its properties.

   Shareholders' Distributions: Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone has no taxable income and anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. For the six months ended June 30, 1996, distributions of $0.60 per share will be paid to common shareholders on August 30, 1996 (to shareholders of record on June 30, 1996).

   Liquidity: At June 30, 1996, the Company had $32,856,000 in cash and cash equivalents and $4,358,000 in restricted cash. Restricted cash is being held by the trustee for the One Norwest Center notes payable. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its shareholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

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


                         CORNERSTONE PROPERTIES INC.
                         (Registrant)


                         By: /s/ John S. Moody
                         John S. Moody, President and CEO

                         Date: August 14, 1996

                         By: /s/ Thomas P. Loftus                       .
                         Thomas P. Loftus, Vice President and Controller (Principal Financial Officer)

                         Date: August 14, 1996