Form 10-Q
period 1996-09-30
CORNERSTONE PROPERTIES INC
filed 1996-11-14
CIK 702301

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended September 30, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of November 14, 1996: 20,609,754

Total pages = 14
Exhibit Index located on page 11


                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)
                                                                         September 30,  December 31,
                                                                                 1996          1995
                                                                            ---------     ---------
                                                                          (Unaudited)
       ASSETS
Investments, at cost:
       Land ..............................................................   $  63,351    $  57,823
       Buildings and improvements ........................................     583,469      546,357
       Mortgage note receivable  (Note 1) ................................        --         30,731
       Deferred lease costs ..............................................      74,878       72,077
                                                                             ---------    ---------
                                                                               721,698      706,988
       Less: Accumulated depreciation and amortization ...................     193,421      175,167
                                                                             ---------    ---------
          Total investments ..............................................     528,277      531,821

Cash and cash equivalents ................................................      19,519        7,740
Restricted cash ..........................................................        --          4,393
Other deferred costs, net of accumulated amortization of $1,055 and $5,301       3,293        2,895
Deferred tenant receivables ..............................................      34,219       32,695
Tenant and other receivables .............................................       3,533        1,585
Notes receivable .........................................................       3,339        4,153
Other assets .............................................................       9,418          807
                                                                             ---------    ---------
Total Assets .............................................................   $ 601,598    $ 586,089
                                                                             =========    =========

       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Long-term debt (Note 2) ..................................................   $ 400,405    $ 369,600
Accrued interest payable .................................................       2,101        4,327
Accrued real estate taxes payable ........................................      14,242       10,045
Accounts payable and accrued expenses ....................................       3,806        3,456
Unearned revenue and other liabilities ...................................       7,670       16,499
                                                                             ---------    ---------
Total Liabilities ........................................................     428,224      403,927
                                                                             ---------    ---------

Minority Interest ........................................................     (16,899)      (7,194)
                                                                             ---------    ---------

Commitments and Contingencies

Shareholders' Investment
Preferred Stock, $16.50 stated value, 15,000,000 shares authorized;
     3,030,303 shares issued and outstanding .............................      50,000       50,000
Common stock, 100,000,000 authorized shares ;
    shares issued and outstanding (1996-20,609,754; 1995-19,959,515)
Paid-in capital ..........................................................     174,710      181,477
Accumulated deficit ......................................................     (32,835)     (39,885)
Deferred compensation ....................................................      (1,602)      (2,236)
                                                                             ---------    ---------
Total Shareholders' Investment ...........................................     190,273      189,356
                                                                             ---------    ---------
Total Liabilities and Shareholders' Investment ...........................   $ 601,598    $ 586,089
                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

                      CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        (In Thousands, Except Per Share Amounts)
                                      (Unaudited)

                                             Three MonthsThree Months Nine Months Nine Months
                                                    Ended       Ended       Ended       Ended
                                             September 30September 30September 30September 30
                                                     1996         1995       1996        1995
                                                  -------     --------    --------    -------
REVENUES
       Office and parking rentals ............   $ 27,774    $ 22,132    $ 80,687    $ 64,211
       Interest and other income .............      1,227       1,135       4,076       2,707
                                                 --------    --------    --------    ---------
           Total Revenues ....................     29,001      23,267      84,763      66,918
                                                 --------    --------    --------    ---------

EXPENSES
       Building operating expenses ...........      6,092       4,431      17,540      13,631
       Real estate taxes .....................      4,870       2,943      14,186       8,565
       Interest expense ......................      7,845       6,717      23,715      22,033
       Depreciation and amortization .........      6,167       5,566      18,281      16,787
       Advisory fee ..........................       --          --          --         1,050
       Professional fees .....................        204         525         575         940
       General and administrative ............      1,416         901       3,913       1,461
       Directors' fees .......................         33          16         101          64
                                                 --------    --------    --------    ---------
           Total Expenses ....................     26,627      21,099      78,311      64,531
                                                 --------    --------    --------    ---------
                                                    2,374       2,168       6,452        2,387
                                                 --------    --------    --------    ---------
OTHER INCOME (EXPENSES)
       Net gain on interest rate swap (Note 3)        (64)       --         5,401        --
       Minority Interest .....................       (331)       (781)     (1,017)     (2,557)
                                                  --------    --------    --------    ---------
Income (loss) before extraordinary item ......      1,979       1,387      10,836        (170)

Extraordinary loss (Note 2) ..................     (3,786)       (646)     (3,786)     (4,527)
                                                  --------    --------    --------    ---------

NET INCOME (LOSS) ............................   $ (1,807)   $    741    $  7,050    $ (4,697)
                                                  ========    ========    ========    =========

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM PER SHARE .................    $   0.05    $   0.06    $   0.40    $  (0.05)
                                                  ========    ========    ========    =========

NET INCOME (LOSS) PER SHARE .................. $    (0.13)    $   0.01    $   0.22    $  (0.36)
                                                  ========    ========    ========    =========

The accompanying notes are an integral part of these consolidated financial statements

Item 1. Financial Statements (continued)

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (In Thousands)
                                    (Unaudited)

                                                                                             September 30,  September 30,
                                                                                                     1996           1995
                                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) ...................................................................   $   7,050    $  (4,697)
        Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
              Depreciation and amortization .................................................      18,281       16,787
              Deferred compensation amortization ............................................         635          173
              Extraordinary loss ............................................................       3,786        4,527
              Unbilled rental revenue .......................................................      (1,482)      (1,177)
              Net gain on interest rate swap ................................................      (5,401)        --
              Minority interest share of income .............................................       1,017        2,557
              Decrease in accrued interest payable ..........................................      (2,226)      (5,979)
              Increase in tenant and other receivables and other assets .....................      (5,070)      (2,140)
              Increase (decrease) in accounts payable, accrued expenses,and other liabilities       3,831       (6,000)
              Write-off of deferred financing costs .........................................        --          1,355
                                                                                                ---------    ---------

              Total adjustments .............................................................      13,371       10,103
                                                                                                ---------    ---------

              Net cash provided by operating activities .....................................      20,421        5,406
                                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to investment property ....................................................      (6,128)        (626)
        Earnest deposits ....................................................................      (4,508)      (5,791)
        Deferred costs incurred on investments ..............................................        (406)        (344)
        Repayment of notes receivable from a related party ..................................         813          983
        Loan to a related party .............................................................        --           (247)
                                                                                                ---------    ---------

              Net cash used in investing activities .........................................     (10,229)      (6,025)
                                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under mortgage loan ......................................................     116,000      189,100
        Repayments under mortgage loan ......................................................     (98,121)        --
        Payments for swap termination .......................................................      (6,665)      (4,094)
        Dividend reinvestment proceeds ......................................................       4,016         --
        Debt issuance costs .................................................................        (832)        --
        Stock issuance costs ................................................................         (97)      (6,047)
        Decrease in restricted cash .........................................................       4,393        1,827
        Distribution to minority partners ...................................................      (1,422)      (2,579)
        Distributions to shareholders .......................................................     (15,685)      (9,004)
        Repayments under lines of credit ....................................................        --       (236,467)
        Proceeds from common stock offering .................................................        --         90,448
        Proceeds from preferred stock offering ..............................................        --         50,000
                                                                                                ---------    ---------

              Net cash provided by financing activities .....................................       1,587       73,184
                                                                                                ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS .......................................................      11,779       72,565
CASH AND CASH EQUIVALENTS, beginning of period ..............................................       7,740       12,506
                                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ....................................................   $  19,519    $  85,071
                                                                                                =========    =========

Supplemental cash flow information: (Note 4)

The accompanying notes are an integral part of these consolidated financial statements

                     CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996


(1)   NATURE OF THE COMPANY'S BUSINESS
   AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of the Company's Business: Cornerstone Properties Inc. (formerly known as ARICO America Realestate Investment Company, prior to September 18, 1995), a Nevada corporation (Cornerstone or the Company), was formed on May 5, 1981, to invest in major commercial real estate projects in North America. The following schedule summarizes the Company's interest, through its wholly owned subsidiaries, in investments at September 30, 1996:

                                                       Net   Ownership
Property                 Location                  Rentable   Interest    Notes
                                                square feet
-------------------------------------------------------------------------------
One Norwest Center       Denver, Colorado         1,188,000     100%        A
Norwest Center           Minneapolis, Minnesota   1,118,000     50%
Washington Mutual Tower  Seattle, Washington      1,066,000     50%
125 Summer Street        Boston, Massachusetts      464,000     100%
Tower 56                 New York, NY               162,000     100%        B

   (A)Effective January 1, 1996, the Company, through 1700 Lincoln Inc., a wholly owned subsidiary, purchased the remaining 10 percent interest in 1700 Lincoln Limited, which operates One Norwest Center, from Hines
      Colorado Limited (HCL) for a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company.

   (B)On April 24, 1996, Cornerstone, through CStone-New York, Inc., a wholly owned subsidiary, converted its mortgage note receivable (acquired on December 19, 1995) and obtained title to Tower 56 with the intention of holding the property for investment purposes.

   General: The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three and nine month periods presented have been included. Results for the nine months ended September 30, 1996 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

   Principles of Consolidation: The accompanying financial statements include the accounts of Cornerstone and its wholly owned qualified REIT subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

   Interest Rate Swap Agreement: Cornerstone is a party to a forward interest rate swap agreement used to hedge its interest rate exposure.


Item 1. Financial Statements (continued)

   Income (Loss) per Share: Income (Loss) per share is computed based on the weighted average number of common shares outstanding of 20,344,270 for the nine months ended September 30, 1996 and 15,909,805 for the year ended December 31, 1995. Dividends applicable to the preferred stock of $2,625,000 have been deducted from the net income for the nine months ended September 30, 1996 in computing earnings per share.

(2) LONG-TERM DEBT

          Property               Description             9/30/96
                                                    -------------
         One Norwest Center      Mortgage Loans      $97,927,000
                                 HCL Promissory Note  12,926,000
         Norwest Center          Mortgage Loan       110,000,000
         Washington Mutual Tower Mortgage Loan        79,100,000
         125 Summer Street       Mortgage Loan        50,000,000
         Tower 56                Mortgage Loan        17,952,000
         Corporate               Term Loan            32,500,000
                                                    =============
                          Total                     $400,405,000
                                                    =============


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

   Mortgage Loans: On August 2, 1996, the Company refinanced its $98 million Interest-Bearing Notes, collateralized by One Norwest Center, by entering into a $98 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company. The Mortgage Notes bear interest at a rate of
7.50 percent and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a thirty year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2,035,000 to the Interest-Bearing Noteholders. Unamortized financing costs of $247,000 were written-off in connection with the refinancing.

Under the Interest Bearing Notes, Cornerstone was obligated to pay to DBNY, for an interest rate swap agreement used to fix the interest rates on the Notes, an amount equal to 0.752 percent on a notional amount of $107,000,000 throughout the term of the Notes. This amount was treated as a yield adjustment on the long-term debt and has been included in interest expense. On August 2, 1996, this swap was terminated at an approximate cost of $1,505,000.

As protection against market interest rates rising prior to the maturity of the Interest Bearing Notes, on September 29, 1993, Cornerstone entered into a forward interest rate swap agreement with Deutsche Bank AG. The interest rate swap agreement was revised as part of the refinancing on the Notes. The interest rate swap agreement is for a fixed rate of 7.14 percent on a notional amount of $92,800,000 for a period of five years starting July 1, 2001.

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

(3)         NET GAIN ON INTEREST RATE SWAP

The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. An unrealized gain of $7,672,000 and realized loss of $3,125,000 were recorded as part of the Interest Bearing Note swap revision (Note 2). Additionally, an unrealized gain of $854,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated (Note 2). The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

(4)    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was approximately $25,941,000 and $28,012,000 for the nine months ended September 30, 1996 and 1995, respectively. Non-cash investing and financing activity: Purchase of minority partnership interest through issuance of $12,926,000 promissory note and 349,650 shares of common stock.

(5)    IMPACT OF NEW ACCOUNTING STANDARDS

During 1996, Cornerstone adopted SFAS #123, "Accounting for Stock-Based Compensation." The Company has elected to adopt the disclosure provisions of the new standard which require proforma net income and earnings per share disclosures. Cornerstone has yet to determine the impact on its proforma net income and earnings per share.

(6) SUBSEQUENT EVENTS

On November 8, 1996, through a merger of subsidiaries, the Company issued $66,500,000 of 8% Cumulative Convertible Preferred Stock Series A to Hexalon Real Estate, Inc. in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The result of the transaction is that the Company acquired $40,000,000 cash and the Frick Building located in Pittsburgh, Pennsylvania. The Frick Building is a twenty story, Class A landmark building, containing 341,421 square feet of rentable area. Hexalon, a large real estate investment trust, took the preferred shares (which are legended) for investment. The preferred shares are convertible into the Company's Common Stock at a conversion price of $14.50 per share, subject to antidilution provisions.

Also on November 8, 1996, the Company acquired One Lincoln Centre, located in Oakbrook Terrace, Illinois for a purchase price of approximately $49,950,000. One Lincoln Centre is a Class A, sixteen story office building with 297,330 square feet of rentable area and a 1,056 stall, five level parking garage. Cornerstone used the proceeds from the Preferred Stock placement discussed above and general corporate funds to finance the purchase of One Lincoln Centre.

Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS

   Consolidation: Cornerstone's principal source of income is rental revenues received through its investment in three real estate partnerships and two fee simple investments. The Company's investments in the partnerships are accounted for using the consolidation method of accounting.

   Building Revenues and Expenses: For the three and nine month periods ended September 30, 1996 compared to the same periods in 1995, Office and parking rentals, Building operating expenses and Real estate taxes increased primarily due to the purchase of 125 Summer Street and Tower 56 which were acquired in the fourth quarter of 1995. Minority interest decreased as a result of the 10 percent partnership interest purchase on January 1, 1996.

   Interest and Other Income: Interest and other income primarily consists of earnings from the Tower 56 mortgage note receivable (December 19, 1995 through April 24, 1996), advisory and management fees and interest earned from short-term investments. The increase in interest and other income for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995 is primarily due to earnings on the mortgage note receivable and fees from advisory and management services. Also included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amount of $296,000 and $387,000 for the nine months ended September 30, 1996 and 1995, respectively.

   Interest Expense: Interest expense incurred by Cornerstone relating to its financing activities increased in 1996 primarily due to the additional financing incurred related to the purchase of 125 Summer Street, Tower 56 and the 10 percent partnership interest in 1700 Lincoln Limited.

   Administrative Expenses: Aggregate administrative expenses for the nine months ended September 30, 1996 and 1995 were $4,589,000 and $3,515,000 respectively. Aggregate administrative expenses for the three months ended September 30, 1996 and 1995 were $1,653,000 and $1,442,000 respectively. The nine month increase is due to the change to self-administration on July 1, 1995; however, this increase in administrative expenses should be considered along with the 1996 advisory income from third party contracts of $915,000.

   Net gain on interest rate swap: The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. For 1996, a gain of $4,547,000 was recorded as part of the One Norwest Center interest rate swap modification. Additionally, for 1996, an unrealized gain of $854,000 was recorded representing the amount the Company would receive if the $92,800,000 notional amount forward interest rate swap agreement were terminated. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

   Capital Stock Transactions: On January 1, 1996, the Company purchased the remaining 10 percent partnership interest in 1700 Lincoln Limited which operates One Norwest Center from Hines Colorado Limited (HCL). In exchange for its interests, HCL received a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company. On August 30, 1996, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $4,016,000 and issued an additional 300,589 shares of common stock to shareholders.

   Funds From Operations: The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts. FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus real estate investment depreciation and amortization, and after adjustments for unconsolidated joint ventures. Due to the nature of Cornerstone's leases, a further adjustment to the standard definition of FFO is made to reduce FFO by the amount of free and deferred rental revenue which has been recognized in the financial statements. In the opinion of management, these amounts relate to benefits which will not be realized, in the form of increased cash flow, until future periods and would distort the FFO calculation.

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

   The table below illustrates the adjustments which were made to the net income
(loss) of Cornerstone in the calculation of FFO for the nine months ended September 30, 1996 and 1995, respectively (in thousands):



                                                Funds From Operations

                                              Nine Months      Nine Months
                                                    Ended            Ended
                                             September 30,     September 30,
                                                     1996              1995
                                               ----------        ----------

              Net income (loss)                    $7,050           ($4,697)

              Plus:
                 Depreciation and amortization*    17,869            16,015
                 Amortization on rent notes           813               733
                 Extraordinary loss                 3,786             4,527
                 Real estate tax adjustment         2,107                -
              Less:
                 Net gain on swap termination      (5,401)               -
                 Free rent and deferred rents      (1,482)           (1,249)
                 Minority adjustments                (664)             (703)

              Funds From Operations               $24,078           $14,626
                                                  =======           =======

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

   Shareholders' Distributions: Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone has no taxable income and anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. Distributions of $0.60 per share were paid to common shareholders on August 30, 1996 (to shareholders of record on June 30, 1996). Distributions of $3,500,000 were paid to preferred shareholders on August 30, 1996.

   Liquidity: At September 30, 1996, the Company had $19,519,000 in cash and cash equivalents. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its shareholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

                             PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

      See Note (6) to the Consolidated Financial Statements.

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

                                Date:  November 14, 1996


                                By: /s/ Thomas P.Loftus
                                Thomas P. Loftus, Vice President and Controller (Principal Financial Officer)

                                Date:  November 14, 1996