Form 10-K/A
period 1995-12-31
CORNERSTONE PROPERTIES INC
filed 1997-02-21
CIK 702301

FORM 10-K/A
                                  Amendment #1
                       Securities and Exchange Commission
                              Washington, DC 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
      ____________.
                         Commission File Number 0-10421

                           CORNERSTONE PROPERTIES INC.
             (Exact name of Registrant as specified in its Charter)

                  Nevada                        74-2170858
      (State or other jurisdiction of         (IRS Employer
      incorporation and organization)       Identification No.)

                              126 East 56th Street
                               New York, NY 10022
                              (Address of principal
                               executive offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
---

   Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.    [X]

   The registrant hereby amends Item 7 and Item 14 of its Form 10-K, dated March 27, 1996, as set forth in the pages attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Interest Rate Swap Agreements
Each of the interest rate swaps referenced in Note 16 is accounted for using the following method:

The $107 million interest rate swap agreement with a maturity date of July 30, 1998, was accounted for on the accrual method since it was comprised of two offsetting swaps, resulting in a fixed payment from the Company to its counterparties through the term of the swaps.

The $21 million interest rate swap agreement was put in place to hedge the interest rate risk on Cornerstone's $33 million dollar credit facility with Deutsche Bank. Since this was a floating rate facility, the Company used accrual accounting when accounting for its swap payments. Upon the refinancing of the facility into a fixed rate facility in August 1995, this swap was terminated and the loss recognized as an extraordinary loss.

The $120 million interest rate swap agreement maturing December 31, 2003 was put in place to hedge the interest rate risk on the $130 million letter of credit facility with Deutsche Bank. Since this was a floating rate facility, the Company used accrual accounting when accounting for its swap payments. Upon the refinancing of the facility into a fixed rate facility in September 1995, this swap was terminated and the loss recognized as an extraordinary loss.

The $110 million interest rate swap agreement maturing December 31, 2003 was put in place to hedge the interest rate risk on the $115 million letter of credit facility with Deutsche Bank. Since this was a floating rate facility, the Company used accrual accounting when accounting for its swap payments. Upon the refinancing of the facility into a fixed rate facility in April 1995, this swap was terminated and the loss recognized as an extraordinary loss.

For the years ended December 31, 1995, 1994 and 1993, interest expense of the Company included approximately $2.25 million, $8.4 million and $11.9 million, respectively, of expense related to interest rate swap agreements. Since the $98 million swap is a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow
provided by                  For the year ended December 31,
(used in):                   1995         1994         1993
----------------------------------------------------------------
Operating activities   $  20,036    $  28,968    $  20,077
Investing activities    (135,527)      (1,762)      13,240
Financing activities     110,725      (33,141)     (24,137)



Year Ended  December  31, 1995  Compared to Year Ended  December 31, 1994

In the year ended December 31, 1995, the Company generated net cash of $20.0 million from operating activities compared to $29.0 million in 1994, a decrease of $9.0 million or 31%. The Company's net loss in the year ended December 31, 1995 increased to $13.6 million from a loss of $7.0 million in 1994 primarily due to unrealized losses on its interest rate hedge agreements and an extraordinary loss related to its prepayment of debt on Washington Mutual Tower and Norwest Center. Adjustments to the Company's net loss in 1995 included $7.6 million to reflect the Company's unrealized loss on an interest rate swap described above and a reduction of $8.1 million in the Company's increase in accounts payable, accrued expenses and other liabilities from 1994 due to the prepayment of the rentals relating to the priority distributions in 1994 on Washington Mutual Tower and a major prepayment of a rent at Washington Mutual Tower in the amount of $3.3 million. In addition, the Company's decrease in accrued interest payable rose to $3.1 million in the year ended December 31, 1995 compared to $0.7 million in 1994 due the change in the timing of debt service payments at Norwest Center, and its change in tenant and other receivables outstanding increased by $1.8 million due to increases in notes receivable and advisory fees receivable in 1995.

Cash used by the Company in investing activities rose to $135.5 million in the year ended December 31, 1995 compared to $1.8 million in 1994. Investing activities in 1995 included the purchase of 125 Summer Street for $105.0 million and the acquisition of Tower 56 for $30.5 million. Additionally, the Company received prepayment of the $1 million note receivable from Wright Runstad & Company.

Cash provided by financing activities amounted to $110.7 million in the year ended December 31, 1995 compared to $33.1 million which was used in financing activities in 1994, for a total increase of $143.8 million. On August 4, 1995, the Company received $90.4 million gross proceeds from the placement of 6,325,000 new shares of Common Stock at a price of $14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds were used for the purchase of 125 Summer Street and the Tower 56 mortgage note. Also on August 4, 1995, 3,030,303 shares of the Company's 7% Cumulative Convertible Preferred Stock were issued to Deutsche Bank for gross proceeds of $50.0 million. The net proceeds from the preferred share issuance were used to retire indebtedness existing at the time. On December 27, 1995, the Company also received proceeds through a dividend reinvestment plan available to all shareholders of approximately $2.8 million for 207,302 shares of Common Stock.

For the years ended December 31, 1995 and 1994, the Company's earnings were insufficient to cover its fixed charges by approximately $13.6 million and $7.0 million, respectively.

Year Ended  December  31,  1994  Compared to Year Ended  December  31, 1993
---------------------------------------------------------------------------

Cash provided by operating activities increased from $20.1 million for the year ended December 31, 1993 to $29.0 million at December 31, 1994. The increase was mainly due to the large prepayment of rental income by two large tenants at Washington Mutual Tower.

Cash provided by investing activities for the year ended December 31, 1993 was $13.2 million due to the sale of the Atrium adjacent to One Norwest Center. For the year ended December 31, 1994, the Company used cash in investing activities of $1.8 million. The majority of this amount was used for tenant improvements and leasing commissions at the properties which was partially offset by the principal repayment of $1.0 million under the $10 million rent notes receivable from Hines.

Cash used in financing activities increased from $24.1 million to $33.1 million as a result of increased distributions and the repayment of the zero coupon notes in 1994. The amount is partially offset by a large decrease in restricted cash in 1994. In addition, distributions to minority partners increased from $3.4 million to $11.9 million due to the prepayment of the priority distribution at Washington Mutual Tower.

For the year ended December 31, 1993 the Company's earnings were insufficient to cover its fixed charges by approximately $5.7 million.



























                                      23-a

FUNDS FROM OPERATIONS
The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the unrealized loss on interest rate swap previously discussed due to the unrealized, non-cash nature of this charge.

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

The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. For cash flows from operating, financing and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements which are part of this report.

For comparability purposes, the amounts reported in FFO for 1993 and 1994 differ from those previously reported to adjust for the revisions to the FFO calculation recently adopted by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for 1995, 1994 and 1993 are $2,058,000, $2,439,000 and $2,813,000, respectively, of free and deferred rents.

The table below sets forth the adjustments which were made to the net loss of the Company for the last three years in the calculation of FFO (in thousands):

                                                   Funds From Operations (A)

                                                   1995      1994      1993
                                                   ----      ----      ----

 Net loss ................................  ($ 13,574)   ($ 6,990)   ($ 5,748)

 NAREIT Adjustments:
    Depreciation and amortization ........     22,572      22,321      23,417
    Unrealized losses ....................      7,672        --          --
    Extraordinary losses .................      4,445         581        --
    Minority interest adjustments ........     (1,617)     (1,358)       (748)

 Other Adjustments:
    Amortization on rent notes ...........      1,119       1,008         907
    Real estate tax adjustment ...........        807        --          --
    Capital loss (reserves) ..............       --          --         2,697
                                             --------    --------    --------
 Funds From Operations ...................     21,424      15,562      20,525
                                             --------    --------    --------

 Accrued Preferred Dividend ..............     (1,449)       --          --
                                             ---------  ---------    --------

 Funds From Operations
 Available For Common Shares                  $19,975     $15,562     $20,525
                                              ========    =======     =======

            (A) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

The increase in FFO from 1994 to 1995 was primarily due to the completion in 1994 of the Denver garage repair (approximately $1.3 million), increased rental revenue in 1995 from existing properties net of minority interest (approximately $1.8 million), earnings arising from the purchase of 125 Summer Street in 1995 (approximately $1.4 million), interest savings as a result of the repayment of the zero coupon debt in 1994, the reduction of the outstanding debt at Washington Mutual Tower, and the restructuring of the term loan, which in total reduced interest expense by approximately $1.3 million, and additional interest income of approximately $0.8 million from investment earnings on the proceeds of the equity offering and increased advisory income of $0.9 million in 1995. These increases are partially offset by the increase in corporate overhead expenses in 1995 of $1.7 million.






                                      24-a

The FFO for 1994 and 1993 represents an exceptional low and high, respectively. This was anticipated by management and arose from certain non-recurring events. The non-recurring events were the following: (i) the receipt of certain non-recurring income in 1993 of approximately $2.7 million, (ii) the elimination of the Atrium rental payments in 1994 of approximately $1.3 million and (iii) the one-time expense for the repair of the Denver parking structure in 1994 of approximately $1.3 million. Additionally there was a reduction of rental income of $0.5 million at One Norwest Center, which was offset by interest expense savings of $0.9 million. The non-recurring income received in 1993 related to
(i) the final guarantee period contribution in 1993 by Cornerstone's partner in Third and University Limited Partnership which was triggered upon successfully attaining 98 percent leasing levels at Washington Mutual Tower, and (ii) the reallocation of partnership income triggered at NWC Limited Partnership due to the achievement of increased property cash flow. The sale of the Atrium in September 1993 was consummated in order to reduce leverage. The elimination of income from the Atrium resulted in an offsetting elimination of interest expense as the zero coupon notes collateralized by One Norwest Center in Denver were retired. The one-time costs related to the repair of the Denver parking structure are consistent with first-class portfolio management. These one-time events had no impact on the underlying operations or tenancy of the Company's properties. After adjusting for these one-time events, FFO for 1994 is substantially consistent with the 1993 amount.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

























                                      24-b

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
8-K.

               CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


1. NATURE OF THE COMPANY'S BUSINESS
   AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. As of December 31, 1993, NWC has been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion; the results of operations of NWC are consolidated for 1994 and reflected on the equity method of accounting prior to January 1, 1994. Lincoln and Third Partnership balance sheet accounts were consolidated as of December 31, 1992; the results of operations of such partnerships have been consolidated since 1993. Third Partnership has been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion. All significant intercompany balances and transactions have been eliminated in consolidation.


Interest Rate Swap Agreements
The Company accounts for its interest rate swap agreements as hedges in accordance with SFAS No. 80 "Accounting for Futures Contracts" if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place.

Cornerstone and/or its subsidiaries are parties to several interest rate swap agreements used to hedge its interest rate exposure on floating rate debt (Notes 9, 13 and 16). The differential to be paid or received is recognized in the period incurred and included net in interest expense. Cornerstone and/or its subsidiaries may be exposed to loss in the event of non-performance by the other party to the interest rate swap agreements. However, Cornerstone does not anticipate non-performance by the counterparty.

Minority Interest
Minority Interest represents the Company's partner's capital account balance in Lincoln, NWC and Third Partnerships. Debit balances in certain of these capital accounts originated through special income allocations in accordance with certain provisions of the respective partnership agreement. Realizability of the debit balances is continually monitored by analyzing pro forma sales proceeds calculations, whose terms are specified in the respective partnership agreements.









































                                      F-7-a

13.  UNREALIZED LOSS ON INTEREST RATE SWAP
The Company does not trade in derivative instruments but rather uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. The unrealized loss of $7,672,000, which is included as a liability in the balance sheet caption "Unearned revenue and other liabilities", represents the estimated amount, at December 31, 1995, that the Company would pay to terminate the $98,000,000 notional amount forward interest rate swap with a maturity date of February 17, 2007. The Company has not terminated this swap agreement and intends to structure its future financings in accordance with the policy stated above. The future unrealized mark to market adjustment on this swap agreement will fluctuate with market interest rates.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORNERSTONE PROPERTIES INC.
                                    (Registrant)



                                    /s/ John S. Moody
                                        John S. Moody, President & CEO

                                        DATED: February 21, 1997