Form 10-Q/A
period 1996-03-31
CORNERSTONE PROPERTIES INC
filed 1997-02-21
CIK 702301

FORM 10-Q/A
                                  Amendment #1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended March 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____to_____

                         Commission File Number 0-10421

                           CORNERSTONE PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

                     Nevada                                       74-2170858
          (State or other jurisdiction                           (IRS Employer
        of incorporation or organization)                    Identification No.)

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

   The registrant hereby amends Item 1 and Item 2 of its Form 10-Q, dated May 14, 1996, as set forth in the pages attached hereto.

Item 1. Financial Statements

                     CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1)   NATURE OF THE COMPANY'S BUSINESS
      --------------------------------
      AND SIGNIFICANT ACCOUNTING POLICIES
      -----------------------------------

   Interest Rate Swap Agreements: The Company accounts for its interest rate swap agreements as hedges in accordance with SFAS No. 80 "Accounting for Futures Contracts" if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place.

Cornerstone and/or its subsidiaries are parties to several interest rate swap agreements used to hedge its interest rate exposure on floating rate debt (Notes 2 and 3). The differential to be paid or received is recognized in the period incurred and included net in interest expense. Cornerstone and/or its subsidiaries may be exposed to loss in the event of non-performance by the other party to the interest rate swap agreements. However, Cornerstone does not anticipate non-performance by the counterparty.

Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS
---------------------

Interest Rate Swaps
During the period analyzed the Company had the following interest rate swaps outstanding which it accounted for using the accrual method:

The $107 million interest rate swap agreement with a maturity date of July 30, 1998, was accounted for on the accrual method since it was comprised of two offsetting swaps, resulting in a fixed payment from Cornerstone to its counterparties through the term of the swaps.

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

The $120 million interest rate swap agreement maturing December 31, 2003 was put in place to hedge the interest rate risk on the $130 million letter of credit facility with Deutsche Bank. Since this was a floating facility, the Company used accrual accounting when accounting for its swap payments. Upon the refinancing of the facility into a fixed facility in September 1995, this swap was terminated and the loss recognized as an extraordinary loss.

The $110 million interest rate swap agreement maturing December 31, 2003 was put in place to hedge the interest rate risk on the $115 million letter of credit facility with Deutsche Bank. Since this was a floating facility, the Company used accrual accounting when accounting for its swap payments. Upon the refinancing of the facility into a fixed facility in April 1995, this swap was terminated and the loss recognized as an extraordinary loss.

For the three month periods ended March 31, 1996 and March 31, 1995, interest expense of the Company included approximately $201,000 and $1.2 million, respectively, of expense related to interest rate swap agreements. Since the $98 million swap is a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow

                           For  the  three months     For  the  three  months
Cash flow provided by        ended March 31, 1996        ended March 31, 1995
(used in):
----------------------------------------------------------------------------
Operating activities                        $7,630                   $4,450
Investing activities                         (390)                     (63)
Financing activities                           926                  (4,131)
Earnings  to fixed  charges                   1.89                        *
ratio

*For the three months ended March 31, 1995, the Company's earnings were insufficient to cover its fixed charges by approximately $1.0 million.

Cash provided by operating activities increased from $4.4 million for the three months ended March 31, 1995 to $7.6 million for the three months ended March 31, 1996. This increase was mainly due to the increase in net rental revenues from the properties of $2.0 million, the increase in interest and other income of $1.0 million and the decrease in the minority interest share of income of $0.4 million due to the Company's purchase of the 10% minority interest in One Norwest Center from Hines. The large amount of prepaid rental income as of December 31, 1994, reduced operating cash flow during 1995.

Cash used in investing activities increased to $390,000 for the three months ended March 31, 1996 from $63,000 for the three months ended March 31, 1995 due to acquisition costs relating to 125 Summer Street and Tower 56.

Cash provided by financing activities increased to $926,000 for the three months ended March 31, 1996 from a use of $4.1 million as of March 31, 1995. The increase was mainly due to a decrease in restricted cash held in escrow for mortgage loans. The deficit in 1995 was due to the reduction in amounts outstanding under the line of credit and distributions to shareholders in 1995.

Earnings to fixed charges increased to 1.89 times at March 31, 1996 from 0.87 times at March 31, 1995 due to the increased equity investment in the Company of over $140 million during the third quarter of 1995 which allowed the Company to purchase assets at a lower level of leverage than had occurred in the past. Also, the refinancing of the $32.5 million term loan and the refinancing of the mortgage debt on Washington Mutual Tower has reduced the Company's overall cost of debt.

















                                       8-a

Funds From Operations
The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the unrealized gain on interest rate swap previously discussed due to the unrealized, non-cash nature of this charge.

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

For comparability purposes, the amounts reported in FFO for 1995 differ from those previously reported to adjust for the revisions to the FFO calculation recently released by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the three months ended March 31, 1996 and 1995, is approximately $305,000 and $307,000, respectively, of free and deferred rents.

The table  below  sets forth the  adjustments  which were made to the net income
(loss) of the Company in the calculation of FFO for the three months ended March 31, 1996 and 1995, respectively (in thousands):

                                              Funds From Operations (A)
                                              ---------------------

                                            Three Months     Three Months
                                                Ended            Ended
                                              March 31,        March 31,
                                                1996             1995
                                                ----             ----

             Net income (loss) ..............   $ 6,981    ($1,017)

             NAREIT Adjustments:
                Depreciation and amortization(B)  5,829      5,346
                Unrealized gain .............    (7,919)      --
                Minority adjustments ........      (369)      (349)
                Loss on swap termination ....     3,125       --

             Other Adjustments:
                Amortization on rent notes ..       198        178
                Real estate tax adjustment ..        62       --
                                                -------    -------
             Funds From Operations ..........     7,907      4,158
                                                -------    -------

             Accrued Preferred Dividend .....      (875)      --
                                                -------    -------

             Funds From Operations
             Available For Common Shares ....   $ 7,032    $ 4,158
                                                =======    =======

              (A) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

              (B) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT.

The increase in FFO is due to the net earnings after interest expense on the associated debt from 125 Summer Street of approximately $1.8 million, earnings from the Tower 56 mortgage note receivable of approximately $851,000, an increased share of net earnings after interest expense on the associated debt from One Norwest Center of approximately $211,000 due to the 10 percent partnership interest purchase on January 1, 1996, debt refinancing at Washington Mutual Tower which served to reduce interest expense by approximately $771,000, and $190,000 of additional advisory fees.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

                                       9-a

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CORNERSTONE PROPERTIES INC.
                                          (Registrant)


                        By: /s/ John S. Moody                          .
                                John S. Moody, President and CEO

                                    Date:  February 21, 1997


                        By: /s/ Thomas P. Loftus                       .
                                Thomas P. Loftus, Vice President and Controller
                                         (Principal Financial Officer)

                                     Date:  February 21, 1997