Form 10-Q/A
period 1996-06-30
CORNERSTONE PROPERTIES INC
filed 1997-02-21
CIK 702301

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

The registrant hereby amends Item 1 and Item 2 of its Form 10-Q, dated August 14, 1996, as set forth in the pages attached hereto.

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

For the six month periods ended June 30, 1996 and June 30, 1995, interest expense of the Company included approximately $402,000 and $1.7 million, respectively, of expense related to interest rate swap agreements. Since the $98 million swap is a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                            For  the  six   months For  the  six   months
Cash   flow   provided   by ended June 30, 1996    ended June 30, 1995
(used in):
--------------------------------------------------------------------------
Operating activities                        $5,748                 $9,277
Investing activities                       (3,101)                  (253)
Financing activities                        13,612                (7,982)
Earnings  to fixed  charges                   1.56                      *
ratio

*For  the  six  months  ended  June  30,  1995,  the  Company's   earnings  were
insufficient to cover its fixed charges by approximately $5.4 million.

Cash provided by operating activities increased from $3.8 million for the six months ended June 30, 1995 to $14.6 million for the six months ended June 30, 1996. This increase was mainly due to the increase in net rental revenues from the properties of $5.7 million, the increase in interest and other income of $1.3 million and the decrease in the minority interest share of income of $1.1 million due to the Company's purchase of the 10% minority interest in One Norwest Center from Hines and the timing of interest payments during 1995 due to the restructuring of the Norwest Center debt. The large amount of prepaid rental income as of December 31, 1994, reduced operating cash flow during 1995.

Cash used in investing activities increased to $3.1 million for the six months ended June 30, 1996 from $0.3 million for the six months ended June 30, 1995 due to the acquisition of Tower 56.

Cash provided by financing activities increased to $13.6 million for the six months ended June 30, 1996 from a use of cash of $7.9 million as of June 30, 1995. The increase was mainly due to the financing of Tower 56 for $18.0 million during 1996. The deficit in 1995 was due to the repayment of the Norwest Center loan and associated interest rate swap agreement termination, and shareholder and minority interest partner distributions in 1995.

Earnings to fixed charges increased to 1.56 times at June 30, 1996 from 0.65 times at June 30, 1995 due to the increased equity investment in the Company of over $140 million during the third quarter of 1995 which allowed the Company to purchase assets at a lower level of leverage than had occurred in the past. Also, the refinancing of the $32.5 million term loan and the refinancing of the mortgage debt on Washington Mutual Tower has reduced the Company's overall cost of debt.













                                       8-a

Funds From Operations
The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the realized gain on interest rate swap previously discussed in accordance with its mark-to-market accounting policy.

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

For comparability purposes, the amounts reported in FFO for 1995 differ from those previously reported to adjust for the changes to the FFO calculation recently released by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the six months ended June 30, 1996 and 1995, is approximately $666,000 and $609,000, respectively, of free and deferred rents.

The table  below  sets forth the  adjustments  which were made to the net income
(loss) of the Company in the calculation of FFO for the six months ended June 30, 1996 and 1995, respectively (in thousands):

                                              Funds From Operations (A)
                                              ---------------------

                                                  Six Months      Six Months
                                                     Ended         Ended
                                                    June 30,       June 30,
                                                     1996           1995
                                                     ----           ----

       Net income (loss) ........................   $  8,857    ($ 5,438)

       NAREIT Adjustments:
          Depreciation and amortization (B) .....     11,801     10,686
          Net gain on swap termination ..........     (5,465)        --
          Minority adjustments ..................     (1,021)       (704)
          Extraordinary loss ....................       --         3,881

       Other Adjustments:
          Amortization on rent notes ............        502         453
          Real estate tax adjustment ............      1,412        --
                                                    --------    --------
       Funds From Operations ....................     16,086       8,878
                                                    --------    --------

       Accrued Preferred Dividend ...............     (1,750)       --
                                                    --------    --------

       Funds From Operations
       Available For Common Shares ..............   $ 14,336    $  8,878
                                                    ========    ========

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

The increase in FFO is primarily attributable to net earnings after interest expense on the associated debt from 125 Summer Street of approximately $3.9 million and net earnings after interest expense on the associated debt from Tower 56 of approximately $1.5 million, both of which were acquired in the fourth quarter of 1995; an increased share of net earnings after interest expense on the associated debt from One Norwest Center in the amount of approximately $424,000 due to the 10 percent partnership interest purchase on January 1, 1996, and debt refinancing at Washington Mutual Tower which served to reduce interest expense by approximately $1.4 million.

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


                                          CORNERSTONE PROPERTIES INC.
                                          (Registrant)


                         By: /s/ John S. Moody
                                 John S. Moody, President and CEO

                                          Date:  February 21, 1997


                         By: /s/ Thomas P. Loftus
                                 Thomas P. Loftus, Vice President and Controller
                                   (Principal Financial Officer)

                                          Date:  February 21, 1997