Form 10-Q/A
period 1996-09-30
CORNERSTONE PROPERTIES INC
filed 1997-02-21
CIK 702301

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

   The registrant hereby amends Item 1 and Item 2 of its Form 10-Q, dated November 14, 1996, as set forth in the pages attached hereto.

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

Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS
---------------------

Interest Rate Swaps
During the period analyzed the Company had the following interest rate swap agreements outstanding which it accounted for using the accrual method:

The $107 million interest rate swap agreement with a maturity date of July 30, 1998, was accounted for on the accrual method since it was comprised of two offsetting swaps, resulting in a fixed payment from Cornerstone to its counterparties through the term of the swaps. These swaps were terminated in August 1996 in conjunction with the extinguishment of the Interest Bearing Notes they originally hedged, and the loss recognized as an extraordinary loss.

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

For the nine month  periods  ended  September  30, 1996 and  September 30, 1995, interest expense of the Company included approximately $467,000 and $1.7 million, respectively, of expense related to interest rate swap agreements. The Company no longer has any accrual method swaps on its books. Since the $98 million swap is a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow

                            For  the  nine  months   For  the  nine  months
Cash flow provided by       ended   September  30,   ended   September  30,
(used in):                                   1996                     1995
--------------------------------------------------------------------------
Operating activities                       $20,421                 $5,406
Investing activities                      (10,229)                (6,025)
Financing activities                         1,587                 73,184
Earnings  to fixed  charges ratio             1.30                      *


*For the nine months ended September 30, 1995, the Company's earnings were insufficient to cover its fixed charges by approximately $4.7 million.


Cash provided by operating activities increased from $5.4 million for the nine months ended September 30, 1995 to $20.4 million for the nine months ended September 30, 1996. This increase was mainly due to the increase in net rental revenues from the properties of $4.0 million, the increase in interest and other income of $1.4 million and the decrease in the minority interest share of income of $1.5 million due to the Company's purchase of the 10% minority interest in One Norwest Center from Hines. The large amount of prepaid rental income as of December 31, 1994, reduced operating cash flow during 1995.

Cash used in investing activities increased to $10.2 million for the nine months ended September 30, 1996 from $6.0 for the nine months ended September 30, 1995 due to acquisition costs relating to 125 Summer Street and Tower 56, as well as leasing costs relating to the renewal of a significant tenant at 125 Summer Street.

Cash provided by financing activities decreased to $1.6 million for the nine months ended September 30, 1996 from $73.2 million for the nine months ended September 30, 1995. The decrease was due to the equity placement of $140 million during the third quarter of 1995, which was partially offset by a net repayment of long term debt of approximately $47 million.

Earnings to fixed  charges  increased to 1.30 times at  September  30, 1996 from
0.79 times at September 30, 1995 due to the increased equity investment in the Company of over $140 million during the third quarter of 1995 which allowed the Company to purchase assets at a lower level of leverage than had occurred in the past. Also the refinancing of the $32.5 million term loan and the refinancing of the mortgage debt on Washington Mutual Tower has reduced the Company's overall cost of debt.

For the nine months ended September 30, 1995, the Company's earnings were insufficient to cover its fixed charges by approximately $4.7 million.









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

For comparability purposes, the amounts reported in FFO for 1995 differ from those previously reported to adjust for the changes to the FFO calculation recently released by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the nine months ended September 30, 1996 and 1995 is approximately $753,000 and $978,000, respectively, of free and deferred rents.

The table  below  sets forth the  adjustments  which were made to the net income
(loss) of the Company in the calculation of FFO for the nine months ended September 30, 1996 and 1995, respectively (in thousands):

                                              Funds From Operations (A)
                                              ---------------------

                                             Nine Months      Nine Months
                                                Ended            Ended
                                            September 30,    September 30,
                                                1996             1995
                                                ----             ----

       Net income (loss) ........................   $  7,050    ($ 4,697)

       NAREIT Adjustments:
          Depreciation and amortization (B) .....      17,869     16,015
          Net gain on swap termination ..........     (5,401)        --
          Minority adjustments ..................     (1,393)       (974)
          Extraordinary loss ....................      3,786       4,527

       Other Adjustments:
          Amortization on rent notes ............        813         733
          Real estate tax adjustment ............      2,107        --
                                                    --------    --------
       Funds From Operations ....................     24,831      15,604
                                                    --------    --------

       Accrued Preferred Dividend ...............     (2,625)       (582)
                                                    --------    --------

       Funds From Operations
       Available For Common Shares ..............   $ 22,206    $ 15,022
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

The increase in FFO is primarily attributable to net earnings after interest expense on the associated debt from 125 Summer Street of approximately $5.5 million and net earnings after interest expense on the associated debt from Tower 56 of approximately $1.8 million, both of which were acquired in the fourth quarter of 1995; an increased share of net earnings after interest expense on the associated debt from One Norwest Center in the amount of $636,000 due to the 10 percent partnership interest purchase on January 1, 1996 and debt refinancing at Washington Mutual Tower which reduced interest expense by approximately $1.3 million.

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