Form 10-K405
period 1996-12-31
CORNERSTONE PROPERTIES INC
filed 1997-02-26
CIK 702301

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________ to
        ____________.
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
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

        Aggregate market value of registrant's voting Common Stock held by non-affiliates as of February 14, 1997: $338,000,000.

        Number of shares of Common Stock outstanding as of February 14, 1997:
20,609,754.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                Part of Form 10-K
                                                into which incorporated
                                                -----------------------
Proxy Statement for Annual Meeting of
Stockholders to be held June 2, 1997                    Part III

Total Number of Pages:  35
Exhibit Index: Page 31

                                     PART I

ITEM 1. BUSINESS

General

        Cornerstone Properties Inc. (formerly ARICO America Realestate Investment Company) ("Cornerstone" or the "Company") was incorporated under the laws of the State of Nevada in May, 1981. The Company's principal place of business is located at Tower 56, 126 East 56th Street, New York, New York 10022. The Company is a self-administered REIT which owns, through subsidiaries, interests in seven Class A office Properties encompassing approximately 4.7 million rentable square feet in seven major commercial centers of the United States.

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

Investment Properties

        As of December 31, 1996, the Company owned and operated seven Class A office Properties, encompassing approximately 4.7 million rentable square feet. Class A office properties generally are considered to be those which have excellent locations and access, attract high quality tenants, are well-maintained and professionally managed, and achieve among the highest rent, occupancy and tenant retention rates within their markets. Based on rentable square feet, as of December 31, 1996, the Properties were approximately 97% occupied by a total of 380 tenants. See Note 14 of the Notes to Consolidated Financial Statements for information regarding a property acquisition completed February 14, 1997.

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

Mortgage and Trust Deeds The Company may finance or refinance its investments through borrowings collateralized by first or subordinate mortgages or deeds of trust. The extent to which the Company's borrowing capabilities are utilized at any time will be determined by the executive officers and directors of the Company after considering such factors as the availability of suitable investments, the cost of borrowed funds, the tax effects of such borrowing, debt service coverage ratios and the Company's projected cash flow.

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

Competition

        There is significant competition in the Denver, Minneapolis, Seattle, Boston, New York, Oakbrook Terrace and Pittsburgh office markets from a wide variety of institutions and other investors, who may have greater financial resources than the Company and/or the partnerships that own the properties.

        See "Properties" for market information on each of the above markets.

Employees

        The Company currently has 16 employees, its principal executive offices are located at Tower 56, 126 East 56th Street, New York, New York 10022, and its phone number is 212-605-7100.

ITEM 2.  PROPERTIES.

                               ONE NORWEST CENTER

        Completed in 1983, One Norwest Center is a 50-story, granite and glass office tower containing approximately 1,188,000 square feet of net rentable area and a 12-level, 1,004-vehicle parking facility. One Norwest Center is located in downtown Denver - the major business, financial, government and cultural center for the Rocky Mountain region. In downtown Denver, the compact central core area of offices, financial institutions, retail stores, and hotels is bordered by adjacent districts of public buildings. One Norwest Center is located at 17th Street and Lincoln Street on the east boundary of the financial district. Historically, this financial district has been a major hub for many financial institutions in the Rocky Mountain region.

        One Norwest Center is owned by 1700 Lincoln Limited ("Lincoln") in which the Company owns a 90 percent general partnership interest through its wholly-owned subsidiary, ARICO-Denver, Inc., and a 10 percent general partnership interest through its wholly-owned subsidiary, 1700 Lincoln Inc. The Property is managed by Hines.

        MARKET INFORMATION

        As of December 31, 1996, the Denver MSA contained a total inventory of
64.6 million square feet of office space, of which 64.2% had been built since 1980, with most building occurring in the early 1980's. This increased inventory was largely due to increased interest in oil and gas exploration in the Rocky Mountain Region. The downtown submarket, where One Norwest Center is located, contains approximately 22.6 million square feet of this inventory. As of December 31, 1996, the overall downtown vacancy rate was 13.6%. The downtown submarket includes 11.0 million square feet of Class A office space with a vacancy rate of 8.8% as of December 31, 1996.

        Set forth below is pertinent statistical information regarding the downtown Denver submarket:

                           Net              Year to Date       Period End  One Norwest
      As of        Absorption (sq. ft.)  Completions (sq. ft.)   Vacancy      Vacancy
-----------------  -------------------   -------------------   ----------   -----------
December 31, 1996         132,208                0               13.6%         2%
December 31, 1995        (385,000)               0               15.5%         2%
December 31, 1994         633,000                0               13.8%         4%
December 31, 1993         498,000                0               16.6%         4%
December 31, 1992         361,000                0               18.8%         5%

--------------------------------
Source:  Torto Wheaton Research

        The downtown Denver submarket vacancy rate improved from 18.8 percent in 1992 to 13.8 percent in 1994 reflecting strong space absorption in the submarket. The vacancy rate rose to 15.5 percent in 1995, due primarily to the actions of the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, which closed offices in Denver and returned substantial space to the office leasing market. As of December 31, 1996, the vacancy rate had decreased slightly to 13.6 percent.

        HISTORICAL OCCUPANCY RATES

        As of the dates noted, the following percentage of the net rentable area in One Norwest Center was leased at the average Net Effective Rent per square foot set forth below:

                                 Percentage Leased      Average Net Effective
           As of                   at Period End        Rent Per Square Foot
------------------------           -------------        ---------------------
December 31, 1996.............           99%                   $10.80
December 31, 1995.............           98                     10.56
December 31, 1994.............           96                     10.25
December 31, 1993.............           96                     10.59
December 31, 1992.............           95                     10.92

PRINCIPAL TENANTS

        The following table lists the principal tenants of One Norwest Center as of December 31, 1996:

                                                        Rentable Square Feet
                                    Principal       ----------------------------
                                    Business                         Percent of
          Tenant                     Activity         Total           Total (1)
----------------------------        ---------       ----------------------------
Norwest Bank Denver N.A.            Banking          582,766             49%
Apache Corporation                  Oil and Gas      160,455             14%
Newmont Gold Company                Mining           116,467             10%
                                                     -------             ---
        Total                                        859,688             72%
                                                     =======             ===

----------------------------
(1) Calculated based on a total of 1,187,852 rentable square feet as of December 31, 1996.

        NORWEST BANK DENVER NATIONAL ASSOCIATION LEASE. Lincoln entered into a lease agreement dated February 5, 1981, with the United Bank of Denver (the "United Bank of Denver Lease"). The United Bank of Denver Lease commenced on July 5, 1983 and expires July, 2013. During 1992, this lease was assumed by Norwest Bank Denver National Association as part of the acquisition of United Bank of Denver by Norwest Corporation. The net rental rate until July, 1998 is $14.89 per square foot. The net rental rate from July, 1998 through 2003 will be $16.00 per square foot. The net rental rate from July, 2003 through 2008 will be the sum of (i) $16.00 per square foot and (ii) 50 percent of the excess of the market rental rate for a single rate from July, 2008 through July, 2013 will be the greater of (i) the rental rate in the prior five-year period or
(ii) the rental rate for such five-year period plus 50 percent of the excess of the market net rental rate for a single floor office tenant located between floors 1 and 20 in the building as of July, 2008 over the rate for the prior five-year period minus $1.00 per square foot. Norwest Bank Denver National Association has three five-year renewal options beginning in July, 2013.

In addition, Norwest Bank Denver National Association pays variable rent to Lincoln as lessor, equal to Norwest Bank Denver National Association's proportionate share of operating expenses incurred in connection with the operation of One Norwest Center. Basic and variable rent are payable monthly.

        APACHE CORPORATION LEASE: The Apache Corporation Lease commenced on April 1, 1987 and expires May 31, 1997. The net rental rate until May 31, 1997 is $12.00 per square foot. The Apache Corporation had two five year renewal options which it did not exercise.

In addition, the Apache Corporation pays variable rent to Lincoln as lessor, equal to Apache Corporation's proportionate share of operating expenses incurred in connection with the operation of One Norwest Center. Basic and variable rent are payable monthly.

        NEWMONT GOLD COMPANY: The Newmont Gold Company ("Newmont") Lease commenced on February 1, 1989 and expires January 31, 1999. The initial net rent was $4 per square foot on 93,576 square feet. Every two years the rate increases $2 per square foot with a final net rate of $12 per square foot. On December 1, 1994, Newmont leased an additional 22,891 square feet with an expiration date of January 31, 1999. The net rate on this additional space is $5.75 per square foot for the first 13 months and $8.50 per square foot for the remaining 37 months. During 1996, Newmont exercised their 5 year renewal option on 93,576 square feet at a market rental rate to be determined.

In addition, Newmont pays variable rent to Lincoln as lessor, equal to Newmont's proportionate share of operating expenses incurred in connection with the operation of One Norwest Center. Basic and variable rent are payable monthly.

        Lease Expirations

        The following table sets forth lease expirations for One Norwest Center. All rents are calculated on a net basis. For the year ended December 31, 1996, recoverable operating expenses at One Norwest Center were $5.40 per square foot.

                                              1997      1998      1999      2000      2001      2002        2003      2004
                                              ----      ----      ----      ----      ----      ----        ----      ----
Square feet(a)                             181,000    53,000    95,000   105,000    55,000    21,000     157,000    94,000

Annualized Base Rent(b)                 $1,931,000  $375,000  $869,000  $892,000  $593,000  $242,000  $2,159,000  $936,000

Annualized Base Rent per sq. ft.            $10.67     $7.08     $9.15     $8.50    $10.78    $11.52      $13.75     $9.96

% Annualized Base Rent(c)                      14%        3%        6%        6%        4%        2%         15%        7%

Tenants(d)                                       8         8         6         6         5         1           1         1


                                                                            2008
                                                                            and
                                              2005      2006      2007      Beyond
                                              ----      ----      ----      ------

Square feet(a)                                 --        --        --        413,000

Annualized Base Rent(b)                        --        --        --     $6,064,000

Annualized Base Rent per sq. ft.               --        --        --         $14.68

% Annualized Base Rent(c)                      --        --        --            43%

Tenants(d)                                     --        --        --              2

---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c) Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(d)     The number of tenants whose leases will expire.

        Real Estate Taxes

        Real property tax expense for 1996 was approximately $1,834,000. The tenant leases for One Norwest Center generally contain provisions passing through to tenants the cost of real estate taxes, and therefore, such taxes should not have a material effect on net operating income from One Norwest Center (assuming that One Norwest Center is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                                 NORWEST CENTER

        Norwest Center is a 55-story, granite and glass office tower containing approximately 1,118,000 square feet of net rentable area and a 340-vehicle underground parking facility. Norwest Center is located at the center of downtown Minneapolis at the intersection of Seventh Street South and Marquette Avenue. The main business entrance to the building is on Seventh Street South, opposite the IDS Center, a prominent landmark in the Twin Cities. Pedestrian access is also available from Sixth Street South and Marquette Avenue; a grand ceremonial entrance to the building on Sixth Street South incorporates a rotunda and retail banking function.

        Market Information

        As of December 31, 1996, the Minneapolis MSA contained a total inventory of 50.8 million square feet of office space, of which 56.9% had been built since 1980. The Minneapolis CBD, where Norwest Center is located, contains approximately 20.6 million square fee of this inventory. As of December 31, 1996, the overall Minneapolis CBD vacancy rate was 6.7%. The Minneapolis CBD submarket includes 12.9 million square feet(.30) (.01) (.01) (.14) (.27) (.46) (.15) (1.19) of class-A office space, with a vacancy rate of 3.8% as of December 31, 1996.

        Set forth below is pertinent statistical information regarding the Minneapolis CBD submarket:

                                Net                 Year to Date        Period End      Norwest Center
      As of             Absorption (sq. ft.)    Completions (sq. ft.)    Vacancy            Vacancy
-----------------       --------------------    ---------------------   ----------      --------------
December 31, 1996         255,612                       0                  6.7%                 0%
December 31, 1995               0                       0                  8.5%                 0%
December 31, 1994       1,115,000                       0                  8.5%                 0%
December 31, 1993         825,000                       0                 13.9%                 0%
December 31, 1992       1,348,000               1,893,000                 17.9%                 0%
-----------------------------
Source Torto Wheaton Research


        The above table reflects strong space absorption in the Minneapolis CBD, which, when combined with the absence of new construction, has resulted in a steady reduction in vacancies from 1992 through 1994. The market has effectively absorbed the excess supply which came on the market in the late 1980's and early 1990's. In 1996, continued demand from tenants again resulted in positive absorption and a marginal decrease in the vacancy rate.

        THE PARTNERSHIP

        Norwest Center is owned by NWC Limited Partnership ("NWC"), a partnership in which the Company owns a 50 percent general partnership interest through its wholly-owned subsidiary ARICO-Minneapolis, Inc. Sixth and Marquette Limited Partnership ("S&M") owns a 49 percent managing general partnership interest and a 1 percent limited partnership interest in NWC. The managing general partner of NWC is currently S&M. The limited partners of S&M are Norwest Center, Inc., a Minnesota corporation and affiliate of Norwest Corporation, and Faegre & Benson, a Minnesota partnership, as nominee for a Minnesota partnership comprised of persons who were partners in Faegre & Benson as of August 5, 1986. The general partner of S&M is itself a Minnesota limited partnership in which Gerald D. Hines, individually, and entities affiliated with Gerald D. Hines are directly or indirectly the sole general partners. The Company has the right, at its sole discretion, to become the managing general partner of NWC. Norwest Center is managed by Hines.

        Under the partnership agreement governing NWC, the managing general partner has the right to manage and operate NWC's business. Until certain cash flow levels have been achieved for two consecutive years (the "NWC Preference Period"), S&M and the Company each hold a 50 percent interest in NWC. After the NWC Preference Period ends, the Company will be entitled to hold a 60 percent interest (subject to increases in the Company's interest that may result from early termination of the NWC Preference Period), and S&M a 40 percent interest. The Company does not expect the Preference Period to end in the foreseeable future.

        During the NWC Preference Period, the Company is entitled to receive an annual preference return (the "NWC Preference Return") equal to 7 percent of its capital base, which is $92.3 million as of December 31, 1996. The NWC Preference Return is cumulative, and if operating revenues (after payment of operating costs, capital expenditures and debt service) are not sufficient to fund the distribution of any NWC Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 7 percent, compounded annually. Currently, there is no accrued deficiency outstanding on the NWC Preference Return.

        Subject to the preferential distributions to the Company described above, all of NWC's operating revenues remaining after making payments required for the operations of NWC and Norwest Center and the payment of debt service will be distributed 50 percent to the Company and 50 percent to S&M during the NWC Preference Period.

        HISTORICAL OCCUPANCY RATES

        As of the dates noted, the following percentage of the net rentable area in Norwest Center was leased at the average Net Effective Rent per square foot set forth below:

                              Percentage Leased       Average Net Effective Rent
As of                           at Period End             Per Square Foot
-----                         -----------------       --------------------------
December 31, 1996...........         100%                     $17.43
December 31, 1995...........         100                       17.31
December 31, 1994...........         100                       17.00
December 31, 1993...........         100                       17.27
December 31, 1992...........         100                       17.48

        PRINCIPAL TENANTS

The following table lists the principal tenants of Norwest Center as of December 31, 1996:

                                                        Rentable Square Feet
                                     Principal        ------------------------
                                     Business                       Percent of
        Tenant                       Activity          Total         Total (1)
------------------------             ---------      ----------    --------------
Norwest Corporation                  Banking          451,079           40%
Faegre & Benson                      Legal            195,918           18%
                                                      -------           ---
        Total                                         646,997           58%
                                                      =======           ===

------------------------------
(1) Calculated based on a total of 1,118,062 rentable square feet as of December 31, 1996.

        NORWEST CORPORATION LEASE: NWC has leased to Norwest Corporation approximately 451,000 square feet of office space, which is approximately 40 percent of the net rentable area in the building. The initial term of the lease is for 30 years beginning in August 1988. Upon the expiration of the initial term, the tenant has seven successive ten-year renewal options, subject to the right of NWC, as landlord, to terminate the lease and demolish the building after forty years from the commencement date. Net rent was payable monthly to NWC at the annual rate of $18.25 per square foot of net rentable area for the first five-year period of the initial term, $20.00 per square foot of net rentable area for the second five-year period of the initial term, $23.00 per square foot of net rentable area for the third five-year period of the initial term, $27.00 per square foot of net rentable area for the fourth five-year period of the initial term, $32.00 per square foot of net rentable area for the fifth five-year period of the initial term and $38.00 per square foot of net rentable area for the sixth five-year period of the initial term. Basic rent for each of the renewal option periods shall be at the then prevailing market rate. In addition, Norwest Corporation pays variable rent to NWC equal to the sum of Norwest Corporation's proportionate share of operating expenses incurred in connection with the operation of Norwest Center, Norwest Corporation's proportionate share of all real property taxes, assessments and governmental charges, and any other taxes and assessments attributable to Norwest Center.

        FAEGRE & BENSON LEASE. NWC leased to the law firm of Faegre & Benson a total of approximately 196,000 square feet of office space, which is approximately 18 percent of the net rentable area in the building. The initial term of the lease is for 10 years beginning in September 1988. Upon the expiration of the initial term, the tenant has four successive five year extension options. Base rent which is payable monthly to NWC is $19.00 per square foot of net rentable area for the first five years of the initial term and an annual rate of $20.75 per square foot of net rentable area for the remaining five years of the initial term. Base rent during the extension option periods shall be at either 95 percent, 92-1/2 percent, or 90 percent of the prevailing market rate, the percentage depending upon the number of full floors being leased by Faegre & Benson at the time of exercising the option.
In addition, Faegre & Benson pays variable rent to NWC, as landlord, equal to the sum of Faegre & Benson's proportionate share of operating expenses incurred in connection with the operation of Norwest Center, and Faegre & Benson's proportionate share of all real property taxes, assessments and governmental charges, and any other taxes and assessments attributable to Norwest Center.
By the terms of the Faegre & Benson lease, the individual partners of Faegre & Benson bear no personal liability for defaults of the Faegre & Benson partnership under the lease.

        LEASE EXPIRATIONS

        The following table sets forth lease expirations for Norwest Center. All rents are calculated on a net basis. For the year ending December 31, 1996, recoverable operating expenses at Norwest Center were $12.17 per square foot.

                                              1997        1998        1999        2000      2001      2002   2003          2004
                                              ----        ----        ----        ----      ----      ----   ----          ----
Square feet(a)                              20,000     257,000      61,000     104,000     2,000    47,000    --         99,000

Annualized Base Rent(b)                   $197,000  $4,242,000  $1,103,000  $1,690,000   $34,000  $350,000    --     $1,575,000

Annualized Base Rent per sq. ft.             $9.85      $16.51      $18.08      $16.25    $17.00     $7.45    --         $15.91

% Annualized Base Rent(c)                       1%          21%          6%          8%        0%        2%    --             8%

Tenants(d)                                       6          15           5           3         1         1    --              2



                                                                            2008
                                                                            AND
                                              2005      2006      2007      BEYOND
                                              ----      ----      ----      ------

Square feet(a)                                 --        --        --         527,000

Annualized Base Rent(b)                        --        --        --     $10,859,000

Annualized Base Rent per sq. ft.               --        --        --         $20.61

% Annualized Base Rent(c)                      --        --        --            54%

Tenants(d)                                     --        --        --              2

---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c)     Percentage of Annualized Base Rent as of December 31, 1996.
(d)     The number of tenants whose leases will expire.


        REAL ESTATE TAXES

        Real property tax expense for 1996 was approximately $10,582,000. The tenant leases for Norwest Center generally contain provisions passing through to tenants increases in the cost of real estate taxes, and therefore, increases in such taxes should not have a material effect on net operating income from Norwest Center (assuming that Norwest Center remains fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                            WASHINGTON MUTUAL TOWER

        Washington Mutual Tower is a 55-story, granite and glass office tower containing approximately 1,155,000 square feet of net rentable area (including the Galland and Seneca Buildings described below). Washington Mutual Tower is located in the heart of the downtown Seattle central business district (the "Seattle CBD"), at 1201 Third Avenue, with unobstructed views of Puget Sound. The project site (the "Project Site") is comprised of Washington Mutual Tower and Block 6 ("Block 6") which consists of a 6-level underground parking garage for 810 cars; an adjacent historic brick building (the Brooklyn Building); three levels of restaurants, shops and service businesses; and, to protect sight lines from Washington Mutual Tower, two masonry office buildings located across the street -- the Galland and Seneca Buildings -- master leased by Third and University Limited Partnership ("Third Partnership") through 2005 from Samis Land Company. Wright Runstad & Company has a subordinated equity interest in Washington Mutual Tower and manages the Property for Third Partnership.

        MARKET INFORMATION

        As of December 31, 1996, the Seattle MSA contained a total inventory of
51.3 million square feet of office space, of which 64.8 percent had been built since 1980. The Seattle CBD, where Washington Mutual Tower is located, contains approximately 15.9 million square feet of this inventory. As of December 31, 1996, the overall vacancy rate in the Seattle CBD was 6.7 percent. The Seattle CBD submarket includes 13.1 million square feet of Class A office space, with a vacancy rate of 5.3 percent.

        Set forth below is pertinent statistical information regarding the Seattle CBD submarket:

                                                                                          Washington
                                Net                 Year to Date        Period End       Mutual Tower
      As of             Absorption (sq. ft.)    Completions (sq. ft.)    Vacancy           Vacancy
-----------------       --------------------    ---------------------   ----------      --------------
December 31, 1996          89,239                  21,500                  6.7%                 3%
December 31, 1995         701,000                       0                  7.4%                 3%
December 31, 1994         509,000                       0                 11.8%                 3%
December 31, 1993         143,000                       0                 15.1%                 4%
December 31, 1992         191,000                       0                 16.0%                 6%
-----------------------------
Source Torto Wheaton Research


        The above table reflects strong space absorption in the Central Business District, which, when combined with the absence of new construction, has resulted in a steady reduction in vacancy in 1994 and 1995. The market has effectively absorbed the excess supply which came on the market in the late 1980's and early 1990's.

        THE PARTNERSHIP

        The Project Site is owned by Third Partnership. The Company owns, through its wholly-owned subsidiary ARICO-Seattle, Inc., a 50 percent general partnership interest in Third Partnership. 1212 Second Avenue Limited Partnership, a Washington limited partnership ("1212 Partnership"), currently holds a 49 percent managing general partnership interest and a 1 percent limited partnership interest in Third Partnership. Third Partnership is the successor in interest as lessee under a 13-year lease, expiring in 2005, of the Galland and Seneca Buildings.

        The Company holds the right, at its sole discretion, to elect to become the managing general partner of Third Partnership. 1212 Partnership was originally the only general partner and is now the managing general partner with the obligation to manage and operate Third Partnership's business. Perkins Building Partnership, a Washington general partnership comprised of partners in the Seattle law firm of Perkins Cole, a Washington general partnership, is the sole limited partner of 1212 Partnership. 1201 Third Avenue Limited Partnership, a Washington limited partnership ("1201"), is the sole general partner of 1212 Partnership. Wright Runstad Associates Limited Partnership ("WRALP") is the sole general partner of 1201, and Wright Runstad & Co. is the sole general partner of WRALP. The majority of the limited partners of 1201 and WRALP are current or former employees or other affiliates of Wright Runstad & Co.

        Until certain cash flow levels have been achieved for two consecutive years (the "Washington Preference Period"), all of Third Partnership's operating revenues remaining after making payments required for (i) the operations of Third Partnership and Washington Mutual Tower, (ii) net Block 6 costs, (iii) the payment of debt service and (iv) the Washington Preference Return (defined below), will be distributed 50 percent to the Company and 50 percent to 1212 Partnership. The Washington Preference Period is expected to continue for the foreseeable future. During the Washington Preference Period, the Company is also entitled to receive an annual preference return (the "Washington Preference Return") equal to 8 percent of its capital base, which was $100 million as of December 31, 1996. The Washington Preference Return is cumulative, and if operating revenues, adjusted for payment of operating costs, capital expenditures, debt service and for amounts due from 1212 Partnership and subsidiary of the Company under the partnership agreement, are insufficient to fund the distribution of any Washington Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 8 percent, compounded annually. As of December 31, 1996, the Company is due a cumulative preference deficit, including accrued interest, of approximately $7.8 million which will be reduced as cash flow becomes available. On a priority basis to the Washington Preference Return described above, the Company also receives a 9.53 percent return on an additional equity investment of $47 million made in September 1995. The Company is entitled to receive this return through September 30, 2003, at which time the rate of return will adjust based on conditions in the interest rate markets.

        LEASES AND TENANTS

        PERKINS COIE LEASE. 1212 Partnership originally leased to Perkins Coie ("Perkins Lease") a total of 176,000 square feet of space, which is approximately 17 percent of the net rentable area in Washington Mutual Tower. The Perkins Lease was assigned by 1212 Partnership to Third Partnership on October 14, 1986. The Perkins Lease commenced in July 1988 with an initial term of 16 years, followed by five successive five-year renewal options. Perkins Coie has the right to terminate the Perkins Lease after ten years upon payment of a certain termination fee. Gross rent will be payable monthly to Third Partnership, as lessor, at the annual net rate of $26.25 per square foot of net rentable area for the initial term. In addition,

Perkins Coie pays its proportionate share of the increases (over a specified base year amount) in real property taxes and the operating expenses incurred in connection with the operation of Washington Mutual Tower. By the terms of the Perkins Lease, individual partners of Perkins Coie are released from liability upon their withdrawal, retirement or expulsion from the Perkins Coie partnership.

WASHINGTON MUTUAL SAVINGS BANK LEASE. Third Partnership originally leased to Washington Mutual Savings Bank ("Washington Mutual") approximately 138,000 square feet of space in Washington Mutual Tower, which is approximately 13 percent of the net rentable area of the building. The lease is for a primary term of 18 years, commencing December 1, 1988. There was no rent payable prior to April 30, 1989. Thereafter, gross rent was payable at the rate of $23.25 per square foot, per year for the first five years, $26.25 per square foot, per year for the second five years, and $28.25 per square foot, per year for the last eight years. On July 11, 1994, the lease was amended, thereby reducing the rent by $95,000 per month for the period August 1, 1994 through April 30, 2007. The lease to Washington Mutual provides for the tenant to pay variable rent for its share of increases in operating expenses above 1989 operating expenses and for its share of increases in property taxes above $1.50 per square foot per year. Washington Mutual has three renewal options of five years each, at a rental rate equal to 90 percent of the then fair market rate. If Washington Mutual renews, it must renew for at least 50 percent of its space. Washington Mutual has expansion options for approximately 143,000 square feet of space, to be made available in varying increments between December 1, 1990 and December 1, 2002. Base rent for expansion space is 90 percent of the then fair market rental rate. As of December 31, 1996, Washington Mutual has exercised its option to expand into 20,658 square feet on floor 8 and 20,764 square feet on floor 17.

        HISTORICAL OCCUPANCY RATES

                As of the dates noted, the following percentage of the net rentable area in Washington Mutual Tower was leased at the average Net Effective Rent per square foot set forth below:


                                Percentage Leased     Average Net Effective Rent
        As of                      at Period End           Per Square Foot
-----------------------         -----------------     --------------------------
December 31, 1996.............         97%                      $11.80
December 31, 1995.............         97                        11.83
December 31, 1994.............         97                        11.03
December 31, 1993.............         96                        10.84
December 31, 1992.............         94                        10.43

        PRINCIPAL TENANTS

The following table lists the principal tenants of Washington Mutual Tower as of December 31, 1996.

                                                     Rentable Square Feet
                                                   ---------------------------
                                Principal                           Percent
         Tenant              Business Activity     Total          of Total (1)
-------------------------    -----------------     -------        ------------
Perkins Coie                       Legal           195,983             17%
Washington Mutual                  Banking         158,739             14%
                                                   -------             ---
        Total                                      354,722             31%
                                                   =======             ===

--------------------------
(1) Calculated based on a total of 1,154,560 rentable square feet as of December 31, 1996.

      LEASE EXPIRATIONS

      The following table sets forth lease expirations for Washington Mutual Tower. All rents are calculated on a gross basis. For the year ended December 31, 1996, recoverable operating expenses at Washington Mutual Tower were $7.45 per square foot.



                             1997        1998       1999        2000      2001       2002        2003       2004        2005
                         ----------------------------------------------------------------------------------------------------------

Square feet(a)                97,000     218,000     210,000    23,000    42,000      61,000      63,000     247,000    13,000

Annualized Base Rent(b)   $1,749,000  $4,986,000  $4,159,000  $399,000  $868,000  $1,319,000  $1,085,000  $6,366,000  $220,000

Annualized Base Rent per
sq. ft.                       $18.03      $22.46      $19.80    $17.35    $20.67      $21.62      $17.22      $25.77    $16.92

% Annualized Base                 7%         21%         18%        2%        4%          6%          5%         27%        1%
Rent(c)

Tenants(d)                        39          30          28         7         6           4           2           4         1



                                                          2008
                                                           AND
                              2006         2007          BEYOND
                         -----------------------------------------

Square feet(a)                             138,000

Annualized Base Rent(b)                 $2,480,000

Annualized Base Rent per                    $17.97
sq. ft.

% Annualized Base                              11%
Rent(c)

Tenants(d)                                       1

-------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c) Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(s)     The number of tenants whose leases will expire.

      Long-Term Collateralized Debt

      On September 28, 1995, Third Partnership refinanced the credit facility provided by TULP Funding Corporation, a wholly-owned subsidiary of Cornerstone. The amount outstanding, $126,100,000, was refinanced with a $79,100,000 mortgage note to Teachers Insurance Annuity Association ("Teachers") and a $47,000,000 capital contribution from ARICO-Seattle, Inc. The loan matures November 1, 2005 and bears interest at the rate of 7.53 percent with the outstanding principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents. The mortgage debt agreement stipulates that all prepayments of rent in excess of one month are to be held in escrow by Third Partnership until due as rental income.

      Real Estate Taxes

      Real property tax expense for 1996 was approximately $2,139,000. The tenant leases for Washington Mutual Tower generally contain provisions passing through to tenants increases in the cost of real estate taxes above their base year amounts, and therefore, increases in such taxes should not have a material effect on net operating income from Washington Mutual Tower (assuming that Washington Mutual Tower is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.



                               125 SUMMER STREET

      Completed in 1989, 125 Summer Street is a 22-story, granite and glass office tower containing approximately 464,000 square feet of net rentable area and a 292-vehicle underground parking facility. 125 Summer Street is located on the edge of the financial district in the downtown submarket of Boston, one block from Boston's busiest train station (South Station).

      The Company acquired the fee interest in 125 Summer Street through its wholly-owned subsidiary, CStone-Boston, Inc. ("CStone-Boston"), on November 1, 1995. The Property is managed by Hines.

      MARKET INFORMATION

      As of December 31, 1996, the Boston MSA contained a total inventory of
104.0 million square feet of office space, of which 51.6 percent had been built since 1980. The downtown submarket, where 125 Summer Street is located, contains approximately 48.9 million square feet of this inventory. As of December 31, 1996, the overall downtown vacancy rate was

6.4 percent. The downtown submarket includes 31.3 million square feet of Class A office space, with a vacancy rate of 3.9 percent as of December 31, 1996.

     Set forth below is pertinent statistical information regarding the downtown Boston submarket:

                                Net                   Year to Date          Period End     125 Summer Street
        As of            Absorption (sq. ft.)     Completions (sq. ft.)      Vacancy            Vacancy
   -----------------     --------------------     ---------------------     ----------     -----------------
   December 31, 1996            923,866                    0                   6.4%               1%
   December 31, 1995          1,367,000                    0                   7.1%               6%
   December 31, 1994          1,746,000                    0                  10.2%              N/A
   December 31, 1993          1,083,000              700,000                  13.8%              N/A
   December 31, 1992          1,300,000                    0                  14.8%              N/A

------------------------------
Source: Torto Wheaton Research

     Lease and Tenants

     DELOITTE & TOUCHE LLP LEASE. CStone-Boston leases office space at 125 Summer Street to Deloitte & Touche LLP ("Deloitte"), as successor in interest to Touche Ross & Co., under the terms of a lease dated February 5, 1988. The Deloitte gross rent payment is based on a total of approximately 106,000 square feet and is calculated as follows: (i) $45.00 per rentable square foot for tenant's area on the 5th floor; (ii) $32.00 per rentable square foot for the tenant's area on the 17th floor; (iii) $55.80 per rentable square foot for tenant's area on floors 19 and 20; and (iv) $62.40 per rentable square foot for tenant's area on floors 21 and 22. Tenant is not obligated to pay the installments of rent applicable to the first two months (Nov. and Dec.) for each of the remaining lease years with respect to 21,308 square feet on floor 5 and the 63,287 square feet on floors 19 through 22. The Deloitte lease term expires on October 31, 1999. Deloitte pays its proportionate share of operating costs and taxes in excess of $10.00 per rentable square foot exclusive of the 17th floor. Deloitte pays its proportionate share of these operating costs for the 17th floor in excess of $11.02 per rentable square foot. Deloitte has two (2) options to renew its lease for a period of five (5) years each at the current fair market rental rate; however, such rate shall be no less than the rent being paid at the time such renewal is exercised.


     Upon the terms of a Fourth Amendment to Lease Agreement, Deloitte expanded its premises, effective July 1, 1996, onto approximately 15,000 square feet located on floor 10 at a net rental rate of $10.00 per square foot. The amendment shall terminate on the earlier of (i) the date on which any additional premises located on floors 15 and 16 is leased and delivered to Tenant of (ii) October 31, 1999.


     BTM CAPITAL CORPORATION LEASE. The original Bank of Tokyo lease, expiring January 14, 1997, has been extended and expanded upon the terms of a lease dated June 28, 1996 between CStone-Boston and BTM Capital Corporation (the "BTM Lease"). Commencing January 15, 1997 the gross rental rate shall be $26.00 per square foot for approximately 91,000 square feet on floors 2 through 5. No later than August 1, 1997, BTM Capital Corporation shall pay $26.00 per square foot for approximately 21,000 square feet of expansion space on floor 5. As additional rent for the total square footage of approximately 113,000, tenant shall pay its proportionate share of the increases over operating costs for calendar year 1997 and real estate taxes for fiscal year 1997. In August of 1996, CStone-Boston issued BTM Capital Corporation a tenant improvement allowance in the amount of $18.77 per square foot calculated on an area of 112,589 square feet. The BTM Lease shall expire on the earlier to occur of: (i) five (5) years following the date of delivery of floor 5; or (ii) July 31, 2002. BTM Capital Corporation has one option to extend the term of the lease for a period of five (5) years at a rate equal to 95 percent of the Fair Market Rental Rate. In addition, tenant has a Right of Second Offer with respect to available space on floors 6 through 12.


     BURNS & LEVINSON LEASE. CStone-Boston leases 85,169 square feet of office space at 125 Summer Street to Burns & Levinson ("B & L") under the terms of a lease dated December 16, 1987. The gross rental rate for the lease term, which expires on April 3, 2000, is $34.00 per rentable square foot. B & L is liable for its proportionate share of operating costs and taxes in excess of the total sum of $10.00 per rentable square foot. Additionally, through calendar year 1997, B & L pays to CStone-Boston 33 percent of the amount by which its income from operations exceeds its adjusted base income (i.e. B & L's income from 1992 as adjusted to reflect any change in the number of partners), up to an aggregate of $2.5 million over the five years.

        Historical Occupancy Rates

        As of the dates noted, the following percentage of the net rentable area in 125 Summer Street was leased at the average Net Effective Rent per square foot set forth below:

                        Percentage Lease        Average Net Effective
      As of               at Period End         Rent Per Square Foot
-----------------       --------------------    ---------------------
December 31, 1996             100%                      $22.27
December 31, 1995              94%                      $23.33
December 31, 1994             N/A                          N/A
December 31, 1993             N/A                          N/A
December 31, 1992             N/A                          N/A


        Principal Tenants

        The following table lists the principal tenants of 125 Summer Street as of December 31, 1996:

                                        Principal
                                        Business
        Tenant                          Activity                                     Rentable Square Feet
---------------------------             ---------                               -----------------------------------
                                                                                Total           Percent of Total(1)
                                                                                -----------------------------------
Deloitte & Touche                       Accounting                              120,624                 26%

BTM Capital Corporation                 Finance                                  94,211                 20%

Burns & Levinson                        Legal                                    85,169                 18%
                                                                                -------                 ---
        Total                                                                   300,004                 64%
                                                                                =======                 ===
----------------------------
(1)  Calculated based on a total of 463,691 rentable square feet as of December 31, 1996.



        Lease Expirations

        The following table sets forth lease expirations for 125 Summer Street. All leases are calculated on a gross basis. For the year ended December 31, 1996, recoverable operating expenses at 125 Summer Street were $13.30 per square foot.

                                              1997      1998      1999          2000      2001        2002      2003      2004
                                              ----      ----      ----          ----      ----        ----      ----      ----
Square feet(a)                              62,000    12,000     134,000     121,000     9,000      97,000    16,000

Annualized Base Rent(b)                 $2,181,000  $278,000  $5,038,000  $4,015,000  $139,000  $2,617,000  $303,000

Annualized Base Rent per sq. ft.            $35.18    $23.17      $37.60      $33.18    $15.44      $26.98    $18.94

% Annualized Base Rent(c)                      15%        2%         34%         27%        1%         18%        2%

Tenants(d)                                       5         6           3           9         2           2         2



                                                                            2008
                                                                            and
                                              2005      2006      2007      Beyond
                                              ----      ----      ----      ------

Square feet(a)                             10,000        --        --

Annualized Base Rent(b)                  $271,000        --        --

Annualized Base Rent per sq. ft.           $27.10        --        --

% Annualized Base Rent(c)                      2%        --        --

Tenants(d)                                      1        --        --

---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c)     Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(d)     The number of tenants whose leases will expire.


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

        Real Estate Taxes

        Real property tax expense for 1996 was approximately $2,915,000. The tenant leases for 125 Summer Street generally contain provisions passing through to tenants increases in the cost of real estate taxes, and therefore, increases in such taxes should not have a material effect on net operating income from 125 Summer Street (assuming that 125 Summer Street is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                                    TOWER 56

        Completed in 1983, Tower 56 is a 33-story, steel and granite office tower containing approximately 162,000 square feet of net rentable area. Tower 56 is located in the midtown east district of Manhattan, the largest commercial real estate market in the world and a major business, financial, government and cultural center. Tower 56 is located on the south side of 56th Street between Park and Lexington Avenues.

        The Company acquired the fee interest in Tower 56 through its wholly-owned subsidiary, CStone-New York, Inc. ("CStone-New York"), on April 24, 1996. The Property is managed by HRO International Ltd. ("HRO").

        MARKET INFORMATION


        As of December 31, 1996, the New York MSA contained a total inventory of
311.5 million square feet of office space, of which only 17.5 percent had been built since 1980. The Midtown submarket, where Tower 56 is located, contains approximately 218.5 million square feet of this inventory. As of December 31, 1996, the overall midtown vacancy rate was 8.4 percent. The midtown submarket includes 126.4 million square feet of Class A office space with a vacancy rate of 7.6 percent.

        Below is the pertinent statistical information regarding the midtown submarket:

                                Net                 Year to Date        Period End        Tower 56
      As of             Absorption (sq. ft.)         Completions          Vacancy          Vacancy
-----------------       --------------------    ---------------------   ----------      --------------
December 31, 1996           3,771                       0                  8.4%                 1%
December 31, 1995           3,616                       0                 11.7%                 6%
December 31, 1994          (2,186)                      0                 13.4%                N/A
December 31, 1993           4,069                     324                 12.4%                N/A
December 31, 1992           3,356                   1,877                 14.1%                N/A
-----------------------------
Source Torto Wheaton Research


        The above table reflects strong absorption in the market for the last 5 years, with a steady reduction in vacancies over the last 3 years. The Park/Lexington section of the submarket, where Tower 56 is located, has extremely low vacancy at 4.8 percent and the highest Class A asking rents in New York City with rents which are 65 percent higher than the average, according to Torto Wheaton Research.

        ADVISORY SERVICES OBLIGATIONS

        Certain affiliates of HRO have agreed to provide additional advisory services relating to the management and leasing of Tower 56, and receive for rendering such services 33 1/3 percent of (i) net cash flow in excess of a 9 percent cumulative, compounded return on the Company's investment in Tower 56 until Tower 56 is sold (or until the circumstances described in the next sentence occur), and (ii) the net proceeds of any sale of Tower 56 in excess of the Company's net investment in Tower

56. Until December 31, 2002, if the Company receives a bona fide offer for Tower 56 for a price in excess of the price which would provide the Company with a 12 percent internal rate of return in its investment in Tower 56 and elects not to sell Tower 56, the providers of these advisory services have the right to receive 33 1/3 percent of the net proceeds of such sale, assuming such sale were consummated, in excess of the Company's net investment in Tower 56.

        HISTORICAL OCCUPANCY RATES

        As of the dates noted, the following percentage of the net rentable area in Tower 56 was leased at the average Net Effective Rental per square foot set forth below:

                        Percentage Leased       Average Net Effective
      As of               at Period End         Rent Per Square Foot
-----------------       --------------------    ---------------------
December 31, 1996              97%                      $21.17


        PRINCIPAL TENANTS(1)

        No tenant of Tower 56 occupied more than 10 percent of the property as of December 31, 1996:

(1) Calculated based on a total of 162,034 rentable square feet as of December 31, 1996

        LEASE EXPIRATIONS

        The following table sets forth lease expirations for Tower 56.
All leases are calculated on a gross basis. For the year ended December 31, 1996, recoverable operating expenses at Tower 56 were $20.82 per square foot.

                                              1997        1998        1999        2000      2001         2002      2003      2004
                                              ----        ----        ----        ----      ----         ----      ----      ----
Square feet(a)                              29,000      30,000      31,000       3,000    42,000        7,000     5,000     10,000

Annualized Base Rent(b)                 $1,188,000  $1,323,000  $1,280,000    $105,000  $1,803,000   $275,000  $181,000   $436,000

Annualized Base Rent per sq. ft.            $40.97      $44.10      $41.29      $35.00    $42.93       $39.29    $36.20     $43.60

% Annualized Base Rent(c)                      18%         20%         19%          2%       27%           4%        3%         7%

Tenants(d)                                      11           7           8           1        11            3         2          2



                                                                            2008
                                                                            AND
                                              2005      2006      2007      BEYOND
                                              ----      ----      ----      ------

Square feet(a)

Annualized Base Rent(b)

Annualized Base Rent per sq. ft.

% Annualized Base Rent(c)

Tenants(d)


---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c) Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(d)     The number of tenants whose leases will expire.


        Long-Term Collateralized Debt

        On April 25, 1996, the Company, through its wholly-owned subsidiary CStone-New York, executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $18,000,000. The loan is collateralized by a first mortgage on Tower 56 and assignment of all leases and rents, and matures on April 24, 2003. The loan pays interest at the rate of
7.674 percent with a 30-year principal amortization.

        Real Estate Taxes

        Real property tax expense for 1996 was approximately $1,568,000. The tenant leases for Tower 56 generally contain provisions passing through to tenants increases in the cost of real estate taxes above their base year amounts, and therefore, increases in taxes should not have a material effect on net operating income from Tower 56 (assuming that Tower 56 is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                               ONE LINCOLN CENTRE

     Completed in 1986, One Lincoln Centre is a 16-story office building containing approximately 297,000 square feet of net rentable area and a 5-level, 1,056-vehicle parking facility. One Lincoln Centre is located in the Oak Brook
- Oakbrook Terrace submarket in the middle of the East-West Corridor market, the first suburban office market in Chicago. The market has evolved around the development of the Oak Brook Mall. One Lincoln Centre is located at the intersection of 22nd Street and Butterfield Road, the major east-west roadways that service the Oakbrook area.

     The Company acquired a fee interest in One Lincoln Centre through its wholly-owned subsidiary CStone-Oakbrook, Inc. on November 8, 1996. The Property is managed by Hines.

     MARKET INFORMATION

     As of December 31, 1996, the Chicago MSA contained 188.2 million square feet of office space, of which 50.2 percent has been built since 1980. 25.8 million square feet of this space is located in the Oakbrook submarket, 10.2 million square feet of the space in Oakbrook is Class A. The overall vacancy rate in Oakbrook is 9.4 percent and the class A vacancy rate in the Oakbrook submarket was 7.5 percent as of December 31, 1996.

Set forth below is the pertinent information with regard to the Oakbrook submarket:

                                       Net                   Year to Date         Period End     One Lincoln Centre
                As of           Absorption (sq. ft)     Completions (sq. ft.)      Vacancy             Vacancy
          -----------------     -------------------     ---------------------     ----------     -------------------
          December 31, 1996           30,448                   244,171               9.4%                 0%
          December 31, 1995          332,000                         0              10.6%                N/A
          December 31, 1994          972,000                         0              12.0%                N/A
          December 31, 1993          645,000                   193,000              15.7%                N/A
          December 31, 1992          101,000                    30,000              17.6%                N/A

------------------------------
Source: Torto Wheaton Research

     The Oakbrook submarket has shown strong and steady absorption over the last five years with the vacancy rate declining and rental rates rising despite the additional inventory added in 1996.

     HISTORICAL OCCUPANCY RATES


     As of the dates noted, the following percentage of the net rentable area in One Lincoln Centre was leased at the average Net Effective Rent per square foot set forth below:

                                Percentage Leased                       Average Net Effective
        As of                     at Period End                         Rent Per Square Foot
---------------------           -----------------                       ---------------------
December 31, 1996....                  91%                                     $19.70

     PRINCIPAL TENANTS

     The following table lists the principal tenants of One Lincoln Centre as of December 31, 1996:

                                                                         Rentable Square Feet
                                   Principal                            --------------------
                                   Business                                       Percent of
        Tenant                     Activity                              Total     Total(1)
---------------------         -------------------                       --------------------
Superior Bank                      Banking                              56,645      19.05%

(1) Calculated based on a total of 297,330 rentable square feet as of December 31, 1996.

     SUPERIOR BANK, F.S.B. LEASE. The preceding landlord entered into a lease agreement dated November 21, 1989, with Superior Bank, F.S.B., a Federal Savings Bank, (the "Superior Bank Lease") for 57,000 square feet of office space, which is approximately 19 percent of the net rentable area in the building. The Superior Bank Lease commenced on March 2, 1990 and expires February 28, 2002. Upon the expiration of the initial term of the lease, the tenant has two five-year renewal options at the greater of fair market value or the then current base rent in the last year of the lease term. The tenant has two remaining cancellation options on the last day of the 84th and 108th months of the lease term with twelve months notice and penalties of

$3,890,000 and $2,865,000, respectively. The net rental rate through February, 1997, is $21.40 per square foot. The net rental rate increases by 2 percent each lease year commencing in March. In addition, Superior Bank, F.S.B. pays variable rent equal to the sum of its proportionate share of operating expenses incurred in connection with the operation of One Lincoln Centre, its proportionate share of all real property taxes, assessments and governmental charges, and any other taxes and assessments attributable to One Lincoln Centre. As of December 31, 1996, approximately 26,000 square feet of this space has been subleased to TakeCare Administrative Services Corp.

        LEASE EXPIRATIONS

        The following table sets forth lease expirations for One Lincoln Centre. All leases are calculated on a net basis. For the year ended December 31, 1996, recoverable operating expenses at One Lincoln Centre were $8.82 per square foot.

                                              1997      1998      1999        2000      2001        2002        2003      2004
                                              ----      ----      ----        ----      ----        ----        ----      ----
Square feet(a)                              36,000    51,000    41,000      80,000     3,000      61,000

Annualized Base Rent(b)                   $587,000  $965,000  $639,000  $1,642,000   $50,000  $1,307,000

Annualized Base Rent per sq. ft.            $16.31    $18.92    $15.59      $20.53    $16.67      $21.43

% Annualized Base Rent(c)                      11%       19%       12%         32%        1%         25%

Tenants(d)                                       8        12         7           9         1           3



                                                                            2008
                                                                            AND
                                              2005      2006      2007      BEYOND
                                              ----      ----      ----      ------

Square feet(a)

Annualized Base Rent(b)

Annualized Base Rent per sq. ft.

% Annualized Base Rent(c)

Tenants(d)

---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c) Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(d)     The number of tenants whose leases will expire.


        Real Estate Taxes

        Real property tax expense for 1996 was approximately $757,000. The tenant leases for One Lincoln Centre generally contain provisions passing through to tenants the cost of real estate taxes, and therefore, such taxes should not have a material effect on net operating income from One Lincoln Centre (assuming that One Lincoln Centre is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

                               THE FRICK BUILDING

        Completed in 1902 and extensively renovated in 1988, the Frick Building is a 20-story granite office building containing approximately 341,000 square feet of net rentable area. The Frick Building is a prominent and historic office building located in the heart of Pittsburgh's central business district. The Frick Building is located on Grant Street between Forbes and Fifth Avenues, across from the Allegheny County Court House and the City-County Building. The success of the building is due in large part to its strategic location across Grant Street from these two important government buildings, providing convenient access for its tenants, principally small law firms, lawyers and judges.

        The Company acquired a fee interest in the Frick Building through its wholly-owned subsidiary, CStone-Pittsburgh Trust on November 8, 1996. The Property is managed by The Galbreath Company pursuant to a management agreement which may be canceled upon thirty days' notice.

        MARKET INFORMATION

        As of December 31, 1996, the Pittsburgh MSA contained a total inventory of 37,014,038 square feet of office space, of which 24 percent has been built since 1980. The CBD, where the Frick Building is located, contains approximately 24,057,000 square feet of this inventory. As of December 31, 1996, the overall CBD vacancy rate was 17.3 percent. The CBD submarket including 14,627,000 square feet of Class A office space with a vacancy rate of 12.5 percent.

        Set forth below is pertinent statistical information regarding the Pittsburgh market:

                                Net                 Year to Date        Period End      Frick Building
      As of             Absorption (sq. ft.)    Completions (sq. ft.)    Vacancy            Vacancy
-----------------       --------------------    ---------------------   ----------      --------------
December 31, 1996         137,128                       0                 17.3%
December 31, 1995         274,910                       0                 16.8%                N/A
December 31, 1994         319,000                       0                 17.9%                N/A
December 31, 1993        (128,000)                      0                 15.6%                N/A
December 31, 1992         250,000                       0                 17.8%                N/A


        HISTORICAL OCCUPANCY RATES

        As of the dates noted, the following percentage of the net rentable area in the Frick Building was leased at the average Net Effective Rent per square foot set forth below:

                        Percentage Lease        Average Net Effective
      As of               at Period End         Rent Per Square Foot
-----------------       --------------------    ---------------------
December 31, 1996...........  85%                      $11.69


        PRINCIPAL TENANTS

        The following table lists the principal tenants of the Frick Building as of December 31, 1996:

                                        Principal                                    Rentable Square Feet
                                        Business                                -----------------------------------
        Tenant                          Activity                                Total           Percent of Total(1)
---------------------------             ---------                               -----------------------------------
Meyer, Darragh, Buckler,
Bebenek & Eck                           Law                                      38,956               11.4%

        Total

----------------------------
(1)  Calculated based on a total of 341,421 rentable square feet as of December 31, 1996.



        MEYER, DARRAGH, BUCKLER, BEBENEK & ECK LEASE. The preceding landlord entered into a lease agreement dated May 1, 1985, with Meyer, Darragh, et al, a local law firm, (the "Meyer Darragh Lease") for 39,000 square feet of office space, which is approximately 11 percent of the net rentable area in the building. The Meyer, Darragh Lease commenced on May 1, 1985 and has been amended to expire on December 31, 2003. The gross rental rate beginning January, 1997, is $19.50 per square foot, beginning January, 2000 is $20.50 per square foot, and beginning January, 2003 is $21.50 per square foot. In addition, Meyer, Darragh, et al pays its proportionate share of the increases (over a specified base year amount) in real property taxes and the operating expenses incurred in connection with the operation of the Frick Building.

        Lease Expirations

        The following table sets forth lease expirations for the Frick Building. All leases are calculated on a gross basis. For the year ended December 31, 1996, recoverable operating expenses at the Frick Building were $9.94 per square foot.

                                              1997      1998      1999          2000      2001        2002      2003      2004
                                              ----      ----      ----          ----      ----        ----      ----      ----
Square feet(a)                              95,000    23,000      30,000      69,000     9,000                53,000

Annualized Base Rent(b)                 $1,858,000  $468,000    $604,000  $1,363,000  $217,000              $956,000

Annualized Base Rent per sq. ft.            $19.56    $20.35      $20.13      $19.75    $24.11                $18.04

% Annualized Base Rent(c)                      32%        8%         10%         23%        4%                   16%

Tenants(d)                                      33         7           9          14         4                     2



                                                                            2008
                                                                            and
                                              2005      2006      2007      Beyond
                                              ----      ----      ----      ------

Square feet(a)                                                   9,000

Annualized Base Rent(b)                                       $384,000

Annualized Base Rent per sq. ft.                                $42.67

% Annualized Base Rent(c)                                           7%

Tenants(d)                                                           1


---------------------------------
(a)     Total area in square feet covered by such leases.
(b)     Annualized Base Rent as of December 31, 1996.
(c) Percentage of Annualized Base Rent as of December 31, 1996 represented by such leases.
(d)     The number of tenants whose leases will expire.


        Real Estate Taxes

        Real property tax expense for 1996 was approximately $800,000. The tenant leases for the Frick Building generally contain provisions passing through to tenants increases in the cost of real estate taxes above their base year amounts, and therefore, increases in taxes should not have a material effect on net operating income from the Frick Building (assuming that the Frick Building is fully leased), although an assessment exceeding that of similar properties could affect occupancy or absorption.

ITEM 3. LEGAL PROCEEDINGS
------  -----------------

        There are no material legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------

        None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

        The shares of common stock of the Company are traded on the Luxembourg, Frankfurt and Duesseldorf Stock Exchanges. Quotations of the common stock in Luxembourg are made in United States Dollars. Quotations in Duesseldorf and Frankfurt are made in Deutsche Marks. The high and low sales prices (in United States Dollars) on the Luxembourg Stock Exchange for each quarter of 1995 and 1996 were as follows:

Sales Price
-----------
           1995                  High            Low
           ----                  ----            ---
        1st Quarter             $16.00          $13.88
        2nd Quarter             $16.30          $14.50
        3rd Quarter             $18.25          $14.40
        4th Quarter             $14.88          $13.75

           1996
           ----

        1st Quarter             $15.50          $14.00
        2nd Quarter             $14.00          $12.50
        3rd Quarter             $15.10          $13.75
        4th Quarter             $16.00          $14.50

The high and low sales prices (in Deutsche Marks) on the Frankfurt Stock Exchange for each quarter of 1995 and 1996 were as follows:

Sales Price
-----------

                        High                    Low
                       -------                -------
    1995
-----------
1st Quarter            DM23.50                DM21.60
2nd Quarter            DM22.20                DM20.30
3rd Quarter            DM24.80                DM20.90
4th Quarter            DM21.40                DM19.45

    1996
-----------
1st Quarter            DM22.70                DM20.10
2nd Quarter            DM20.80                DM20.00
3rd Quarter            DM22.55                DM20.50
4th Quarter            DM24.70                DM22.10


The high and low sales prices (in Deutsche Marks) on the Duesseldorf Stock Exchange for each quarter of 1995 and 1996 were as follows:

Sales Price
-----------

                         High                   Low
                       --------               --------
    1995
-----------
1st Quarter            DM23.40                DM21.60
2nd Quarter            DM22.30                DM20.00
3rd Quarter            DM24.60                DM20.90
4th Quarter            DM21.40                DM19.45

    1996
-----------
1st Quarter            DM22.50                DM20.30
2nd Quarter            DM20.80                DM20.10
3rd Quarter            DM22.55                DM20.50
4th Quarter            DM24.30                DM21.10

     The closing quotation of the Company's common stock on February 14, 1997 was U.S. $16.40 on the Luxembourg Stock Exchange, DM27.50 on the Frankfurt Stock Exchange and DM27.30 on the Duesseldorf Stock Exchange.

     Trading in the common stock of the Company has been conducted only outside the United States under laws that prevent disclosure of the number of beneficial owners of the common stock, most of whom hold their shares through banks of other fiduciaries. The company estimates, however, that the number of beneficial owners of its common stock as of February 14, 1997 exceeds 13,000.

     Distributions of U.S. $0.58 per share were paid on August 31, 1994, $0.29 per share were paid on October 17, 1994 and $0.29 per share were paid on January 31, 1995 for the year 1994; $0.68 per share were paid on August 31, 1995 and $0.48 per share were paid on December 27, 1995 for the year 1995; and $0.60 per share were paid on August 30, 1996 and $0.60 per share were paid on January 31, 1997 for the year 1996.

     The Company intends to continue to pay cash distributions to its stockholders. It is expected that distributions will be made on a quarterly basis beginning in 1997 and, in accordance with the Company's qualification as a REIT, will be equal to at least 95% of the Company's taxable income. The Company intends that at least 85% of all distributions from income earned during any taxable year will be made prior to the end of such taxable year. No assurance can be given as to the amounts of future distributions since they are subject to the Company's funds from operations, earnings, financial condition, and such other factors as the Board of Directors deem relevant.

Item 6.  Selected Financial Data.

        The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                 1996     1995       1994    1993(1)    1992(2)
                                 ----     ----       ----    ----       ----
                                  (In thousands, except per share amounts)
BALANCE SHEET DATA:
Real estate investments
before accumulated
depreciation                  $799,662  $706,998  $571,831  $576,764  $362,618
Total assets                   766,180   586,089   477,996   515,792   527,326
Long-term debt                 400,142   369,600   130,500   141,638   140,215
Credit facility debt                 -         -   236,467   235,677   236,713
Total liabilities              442,375   403,927   400,640   407,964   389,829
Redeemable preferred stock     162,743         -         -         -         -

OPERATING DATA:
Revenues                       116,908    92,387    85,574    65,827     35,702
Expenses                       106,646    90,427    88,084    70,361     41,581
Gain (loss) on interest
rate swap  4,278                (7,672)        -         -          -
Minority interest                1,519     3,417     3,899     1,214          -
Extraordinary loss               3,925     4,445       581         -          -
Net income (loss)                9,096   (13,574)   (6,990)   (5,748)    (5,879)

    Per share information -
    Income (loss)                $0.19    ($0.94)   ($0.53)   ($0.43)     (0.44)

Payments to stockholders:
Preferred stockholders:
    (Amounts In Dollars)         5,153         -         -         -          -
Common stockholders:
    (Per share amounts)
    From earnings                    -         -         -         -           -
    From return of
        contributed capital       1.20      1.16      1.16      1.15        1.10
                                 -----     -----     -----     -----       -----
                                 $1.20     $1.16     $1.16     $1.15       $1.10
                                 =====     =====     =====     =====       =====

OTHER DATA:

Cash Flow from:
    Operations                 34,522    20,036    28,968    20,077      16,858
    Investing                 (57,259) (135,527)   (1,762)   13,240      (2,108)
    Financing                 129,800   110,725   (33,141)  (24,137)    (13,366)
Funds From Operations(3)       34,718    21,424    15,562    20,525      21,465

(1) Effective December 31, 1993, the financial statements of NWC have been consolidated with the financial statements of the Company.

(2) Effective December 31, 1992, the financial statements of Lincoln and Third Partnership have been consolidated with the financial statements of the Company.

(3) Funds From Operations ("FFO") is a calculation which is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and is not indicative of either net income or cash flow from operations as calculated in accordance with GAAP. The Company makes certain additional adjustments to FFO which are not contemplated in the NAREIT definition as disclosed in Item 7 of this Form 10-K.

See Item 7 below for a discussion of the selected financial data.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Selected Consolidated Financial and Operating Data set forth above and the Consolidated Financial Statements and Notes included herein.

     When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to the publicly release the result of any revisions of these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     CONSOLIDATION. Cornerstone's principal source of income is rental revenues received through its investment in five fee simple investments and two real estate partnerships held by eight wholly-owned subsidiaries: 1700 Lincoln Limited owned 90 percent by ARICO-Denver, Inc. and 10 percent by 1700 Lincoln Inc., NWC Limited Partnership owned by ARICO-Minneapolis, Inc., Third and University Limited Partnership owned by ARICO-Seattle, Inc., 125 Summer Street owned by CStone-Boston, Inc., Tower 56 owned by CStone-New York, Inc., One Lincoln Centre owned by CStone-Oakbrook, Inc. and the Frick Building owned by CStone-Pittsburg Trust, respectively. NWC Limited Partnership and Third and University Limited Partnership have been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion.

PROPERTY RESULTS. For the years ended December 31, 1996, 1995 and 1994 property results can be summarized as follows:

                                        For the year ended      For the year ended      For the year ended
                                        December 31, 1996       December 31, 1995       December 31, 1994
----------------------------------------------------------------------------------------------------------
Office and Parking Rentals                  $111,494                $ 88,548                $ 83,557
Less:
 Building Operating Expenses                  24,578                  19,233                  19,065
 Real Estate Taxes                            19,610                  12,297                  10,926
 Depreciation and Amortization               24,801                  23,877                  23,432
                                            --------                --------                --------
Total Operating Expenses                      68,989                  55,407                  53,423
                                            --------                --------                --------
Total Property Income                       $ 42,505                $ 33,141                $ 30,134
                                            ========                ========                ========

The increase in property income from 1995 to 1996 of $9.4 million was due to a full year of operations for 125 Summer Street as compared to 2 months of operations in 1995 ($6.9 million); the acquisition of Tower 56 ($1.8 million), One Lincoln Centre ($0.5 million), and the Frick Building ($0.3 million) during 1996; an increase in the income of Washington Mutual Tower due to the retirement of certain deferred leasing costs in 1995 ($1.0 million), and a decrease in total amortization of deferred financing costs ($0.5 million). These amounts are partially offset by a decrease in the income of Norwest Center due to an increase in real estate taxes ($1.5 million).

The increase from 1994 to 1995 of $3.0 million was primarily due to the acquisition of 125 Summer Street in November ($1.0 million); an increase in office and garage rentals ($0.6 million) and the completion of the garage repair at One Norwest Center ($1.3 million), and an increase in office rentals at Washington Mutual Tower ($0.5 million); these amounts were partially offset by increased real estate taxes at Norwest Center ($0.2 million).

INTEREST AND OTHER INCOME. Interest and other income was $5,414,000 in 1996, $3,839,000 in 1995, and $2,017,000 in 1994. These amounts primarily consist of interest earned from short-term investments, interest earned on the Tower 56 mortgage notes receivable, notes receivable from partners, and income from the advisory contracts in 1996 and 1995. Included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amounts of $378,000, $501,000, and $612,000 for 1996, 1995 and 1994,
respectively. The 1996 increase in interest and other income of $1,575,000 from 1995 is due to the interest earned on the Tower 56 mortgage notes receivable of approximately $1,100,000, increased advisory fees of $132,000 and larger working capital balances available for short-term investment causing interest income on short-term investments to increase by $466,000.

The 1995 increase in interest and other income of $1,822,000 from 1994 is due to the stock placement proceeds being held in short-term investments from the date of placement (August 4) until the date of investment (November 1) when the Company purchased 125 Summer Street (approximately $0.9 million) and increased advisory fees of approximately $800,000.

INTEREST EXPENSE. Interest expense incurred by Cornerstone relating to its financing activities was $31,345,000, $29,467,000, and $30,792,000, for 1996,
1995 and 1994, respectively.

The increase in 1996 from 1995 of approximately $1.9 million is primarily due to the interest expense on the Tower 56 debt of $945,000, a full year of interest expense on the 125 Summer Street debt of $3,264,000, increased interest expense due to the sale of the Norwest Center note of $131,000, and interest expense on the Hines note of $769,000. These increases are partially offset by a decrease in interest expense due to the refinancing of the Washington Mutual Tower debt of $1,562,000, decreased interest expense on the Term Loan due to the interest rate reduction of $662,000, interest expense savings resulting from the refinancing of the One Norwest Center debt of $887,000, and line of credit interest of $75,000 in 1995 not recurring in 1996.

The decrease in 1995 from 1994 of approximately $1.3 million is primarily due to the refinancing and partial prepayment of the Washington Mutual Tower debt and the interest rate reduction on the $32.5 million term loan from approximately 9.66 percent to 5 percent.

GENERAL AND ADMINISTRATIVE EXPENSES. The aggregate amount of Cornerstone's general and administrative expenses have increased to $6,312,000 in 1996 from $5,553,000 in 1995 and $3,869,000 in 1994. The increase in 1996 from 1995 of
$759,000 was due to a full year of expenditures as a self-administered company. The increase in 1995 from 1994 of $1,684,000 was due to the change of self-administration on July 1, 1995; however, when considered with the advisory income from third party contracts of $813,000 and the savings of transaction fees relating to property acquisitions of approximately $1,360,000 which would have been due under the prior advisory contract, the net overall savings from the change to self-administration was approximately $489,000. The largest component of general and administrative expenses prior to 1996 was advisory fee expense which amounted to $1,050,000 in 1995 and $2,100,000 in 1994.

NET GAIN (LOSS) ON INTEREST RATE SWAPS. The Company accounts for its interest rate swap agreements as hedges in accordance with SFAS No. 80 "Accounting for Futures Contracts" if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place.

The net gain of $4,278,000 in 1996 represents an unrealized mark to market gain of $7,403,000 on the forward interest rate swap partially offset by a realized loss of $3,125,000 on the termination of a swap relating to the refinancing of One Norwest Center. The Company currently includes $269,000 in the balance sheet caption, "Unearned revenue and other liabilities", which represents the estimated amount, at December 31, 1996, that the Company would pay to terminate the $92,800,000 notional amount forward interest rate swap with a maturity date of February 17, 2007. Effective January 16, 1997, this forward swap agreement was terminated for a total cost of $170,000.

MINORITY INTEREST. The decrease in minority interest from 1995 to 1996 of $1,898,000 is due to the purchase of the 10 percent minority interest in One Norwest Center of $1,620,000 and the reduction in the partners' share of earnings from Norwest Center of $278,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow provided by   For the year ended      For the year ended      For the year ended
(used in):              December 31, 1995       December 31, 1994       December 31, 1993
Operating activities     $ 34,522               $  20,036               $ 28,968
Investing activities      (57,259)               (135,527)                (1,762)
Financing activities      129,800                 110,725                (33,141)
Earnings to fixed
 charges ratio               1.29                    0.54                   0.77

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

The increase in cash provided by operating activities of approximately $14.5 million is primarily due to the $22.7 million increase in net income of the Company. This amount is increased by the $924,000 increase in depreciation and amortization expense, the $554,000 increase in deferred compensation resulting from the amortization of the stock grants, the $5,027,000 increase in accounts payable, accrued expenses and other liabilities due to higher accrued real estate taxes and the $1,680,000 reduction in unbilled rental revenue due to the aging of tenant leases. This amount is decreased by the $11,950,000 change in cash flow effect of the interest rate swap valuation, the $521,000 decrease in extraordinary loss from debt refinancing and the approximately $1,898,000 reduction in minority interest due to the purchase of the 10 percent minority interest in One Norwest Center and lower earnings at Norwest Center, the $1,897,000 increase in tenant and other receivables resulting from a reduction of prepaid expenses and the accrual of real estate tax recoveries at One Lincoln Centre, and a decrease in accrued interest payable of $103,000.

The reduction in cash used in investing activities of approximately $78.3 million is due to the purchase of One Lincoln Centre for $50.1 million, $2.7 million of additional costs relating to the foreclosure on Tower 56, $3.9 million of deferred leasing costs and $0.5 million of additional costs relating to 125 Summer Street in 1996 as compared to the purchase of 125 Summer Street for $105 million and the purchase of the Tower 56 mortgage notes receivable for $30.5 million in 1995.

The increase in cash provided by financing activities of approximately $19.1 million is primarily due to the financing of Tower 56 for $18 million.

During 1996, the Company's earnings were sufficient to cover its fixed charges. This was due to the fact that the Company reduced its ratio of long-term debt to total assets from 63 percent at December 31, 1995 to 52 percent at December 31, 1996. Additionally, the interest rate on the One Norwest Center debt ($98 million) was reduced from 8.893 percent to 7.5 percent and the interest rate on the term loan ($32.5 million) was reduced from 9.66 percent to 5 percent.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

In the year ended December 31, 1995, the Company generated net cash of $20.0 million from operating activities compared to $29.0 million in 1994, a decrease of $9.0 million or 31%. The Company's net loss in the year ended December 31, 1995 increased to $13.6 million from a loss of $7.0 million in 1994 primarily due to unrealized losses on its interest rate swap agreements and an extraordinary loss related to its prepayment of debt on Washington Mutual Tower and Norwest Center Adjustments to the Company's net loss in 1995 included $7.6 million to reflect the Company's unrealized loss on an interest rate swap described above and a reduction of $8.1 million in the Company's increase in accounts payable, accrued expenses and other liabilities from 1994 due to the prepayment of the rentals relating to the priority distributions in 1994 on Washington Mutual Tower and a major prepayment of a rent at Washington Mutual Tower in the amount of $3.3 million. In addition, the Company's decrease in accrued interest payable rose to $3.1 million in the year ended December 31, 1995 compared to $0.7 million in 1994 due the change in the timing of debt service payments at Norwest Center, and its change in tenant and other receivables outstanding increased by $1.8 million due to increases in notes receivable and advisory fees receivable in 1995.

Cash used by the Company in investing activities rose to $135.5 million in the year ended December 31, 1995 compared to $1.8 million in 1994. Investing activities in 1995 included the purchase of 125 Summer Street for $105 million and the acquisition of the Tower 56 mortgage notes receivable for $30.5 million. Additionally, the Company received repayment of the $1 million note receivable from Wright Runstad & Company.

Cash provided by financing activities amounted to $110.7 million in the year ended December 31, 1995 compared to $33.1 million which was used in financing activities in 1994, for a total increase of $143.8 million. On August 4, 1995, the Company received $90.4 million gross proceeds from the placement of 6,325,000 new shares of Common Stock at a price of

$14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds were used for the purchase of 125 Summer Street and the Tower 56 mortgage notes. Also on August 4, 1995, 3,030,303 shares of the Company's 7% Cumulative Convertible Preferred Stock were issued to Deutsche Bank for gross proceeds of $50 million. The net proceeds from the preferred share issuance were used to retire indebtedness existing at the time. On December 27, 1995, the Company also received proceeds through a dividend reinvestment plan available to all shareholders of approximately $2.8 million for 207,302 shares of Common Stock.

For the years ended December 31, 1995 and 1994, the Company's earnings were insufficient to cover its fixed charges by approximately $13.6 million and $7.0 million, respectively.

CAPITAL STOCK TRANSACTIONS. On June 19, 1995, the Company increased the number of authorized shares from 40,000,000 shares of common stock, without par value, to 115,000,000 shares of capital stock, without par value, of which 15,000,000 shares are preferred stock and 100,000,000 shares are common stock.
On August 4, 1995, the Company received $90,447,500 gross proceeds from the placement of 6,325,000 new shares of common stock at a price of $14.30 per share with retail investors in Germany through underwriters led by Deutsche Bank. The net proceeds were used for the purchase of 125 Summer Street and the Tower 56 mortgage notes.
Also on August 4, 1995, 3,030,303 preferred shares were issued to Deutsche Bank for gross proceeds of $50 million. The preferred shares are 7 percent cumulative and convertible into common stock at $16.50 per share any time after August 4, 2000. At December 31, 1995 there was approximately $1,449,000 or $0.48 per share in accrued dividends not yet payable on these preferred shares. The net proceeds from the preferred share issuance were used to retire existing indebtedness.
On December 27, 1995, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $2,840,000 and issued an additional 207,302 shares of common stock to shareholders.
On August 31, 1996, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $4,016,000 and issued an additional 300,589 shares of common stock to stockholders.
On November 8, 1996, through a merger of subsidiaries, the Company issued
$66.5 million (458,621 shares) of 8% Cumulative Convertible Preferred Stock, Series A, in exchange for $40 million cash and the Frick Building. The preferred shares are convertible into the Company's Common Stock at a conversion price of $14.50 per share subject to antidilution provisions. The proceeds were used to acquire One Lincoln Centre in Oakbrook Terrace, Illinois. On November 22, 1996, the Company issued $100 million (689,655 shares) of
8% Cumulative Convertible Preferred Stock. The preferred shares are convertible into the Company's Common Stock at a conversion price of $14.50 per share subject to antidilution provisions. A portion of the proceeds were used to acquire 527 Madison Avenue in New York on February 14, 1997 with the balance available for future acquisitions.

FUNDS FROM OPERATIONS

The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the net gain
(loss) on swap transactions previously discussed due to the non-cash nature of this item.

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

For comparability purposes, the amounts reported in FFO for 1994 and 1995 differ from those previously reported to adjust for the revisions to the FFO calculation recently adopted by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for 1996, 1995 and 1994 are $993,000, $2,058,000 and $2,439,000, respectively, of free and deferred rents.

The table below sets forth the adjustments which were made to the net income
(loss) of the Company for the last three years in the calculation of FFO (in thousands):

                                             FUNDS FROM OPERATIONS (A)
                                             -------------------------
                                           1996       1995          1994
                                           ----       ----          ----
Net income (loss)                        $9,096   ($13,574)      ($6,990)

NAREIT Adjustments:
  Depreciation and amortization          24,316     22,572        22,321
  Net (gain) loss on swap transactions   (4,278)     7,672            --
  Extraordinary losses                    3,925      4,445           581
  Minority interest adjustments          (2,011)    (1,617)       (1,358)

Other Adjustments:
  Amortization on rent notes              1,242      1,119         1,008
  Real estate tax adjustment              2,428        807            --
                                         ------     ------        ------

FUNDS FROM OPERATIONS                    34,718     21,424        15,562
                                         ------     ------        ------

Preferred Dividends                      (5,153)    (1,449)           --
                                         ------     ------        ------
FUNDS FROM OPERATIONS
AVAILABLE FOR COMMON SHARES             $29,565    $19,975       $15,562
                                         ======     ======        ======

(A) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

The increase in FFO from 1995 to 1996 of approximately $13.3 million is due to a full year of operations for 125 Summer Street as compared to 2 months of operations in 1995 ($8.7 million); the acquisition of Tower 56 ($2.2 million), One Lincoln Centre ($0.7 million), and the Frick Building ($0.4 million) during 1996; a decrease in total amortization of deferred financing costs ($0.5 million), the increase in interest and other income of $1.6 million, and the decrease in minority interest of $1.9 million. These amounts are offset by the increase in interest expense of $1.9 million and the increase in general and administrative expenses of approximately $800,000.

The increase in FFO from 1994 to 1995 of approximately $5.9 million was primarily due to the completion in 1994 of the Denver garage repair (approximately $1.3 million), increased rental revenue in 1995 from existing properties net of minority interest (approximately $1.8 million), earnings arising from the purchase of 125 Summer Street in 1995 (approximately $1.4 million), interest savings as a result of the repayment of the zero coupon debt in 1994, the reduction of the outstanding debt at Washington Mutual Tower, and the restructuring of the term loan, which in total reduced interest expense by approximately $1.3 million, and additional interest income of approximately $0.8 million from investment earnings on the proceeds of the equity offering and increased advisory income of $0.9 million in 1995. These increases are partially offset by the increase in general and administrative expenses in 1995 of $1.7 million.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

MORTGAGE NOTES RECEIVABLE. On December 19, 1995, the Company purchased two mortgage notes collateralized by Tower 56 of New York City with a face value of $54 million and accrued interest of approximately $11 million for a purchase price of $30.15 million. The carrying amount of the mortgage notes receivable at December 31, 1995 includes the purchase price, closing adjustments and related acquisition costs. The existing owner, Tower 56 Partners, had agreed to a "pre-packaged" bankruptcy plan through which it transferred title of Tower 56 to Cornerstone during the second quarter of 1996. At the time of the transfer, Cornerstone made a payment of $2,125,000 to two of the partners of Tower 56 Partners. Additionally, HRO International, an affiliate of Tower 56 Partners, manages the building under a five year management agreement for a fee of 3 percent of gross revenues and will receive one-third of the cash flow above that which provides Cornerstone a 9 percent return on its investment in Tower 56. HRO International will also receive one-third of the property sale proceeds above that which provides Cornerstone with a 12 percent cumulative internal rate of return.

MORTGAGE INDEBTEDNESS. On August 2, 1996, the Company refinanced its $98 million Interest-Bearing Notes, collateralized by One Norwest Center, by entering into a $98 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company. As part of the refinancing, $15 million of the Interest-Bearing Notes were defeased by the Company depositing funds with the Notes Trustee under a Cash Collateral Account Pledge and Assignment Agreement. The Mortgage Notes bear interest at a rate of 7.50 percent and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a thirty year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2,035,000 (Extraordinary loss) to the Interest-Bearing Noteholders. Unamortized Interest-Bearing Notes financing costs of approximately $247,000 (Extraordinary
Loss) were written-off in connection with the refinancing.

Cornerstone was obligated to pay to Deutsche Bank New York Branch, for an interest rate swap agreement used to fix the interest rates on the Interest-Bearing Notes, an amount equal to 0.752 percent on a notional amount of $107 million throughout the term of the Interest-Bearing Notes. This amount was treated as a yield adjustment on the long-term debt and has been included in interest expense. On August 2, 1996, this swap was terminated at an approximate cost of $1,505,000 which was treated as an extraordinary loss.

As protection against market interest rates rising prior to the maturity of the Interest Bearing Notes, on September 29, 1993, Cornerstone entered into a forward interest rate swap agreement with Deutsche Bank AG. The interest rate swap agreement was revised as part of the refinancing of One Norwest Center. The forward interest rate swap agreement was for a fixed rate of 7.14 percent on a notional amount of $92.8 million for a period of five years beginning July 1, 2001. Effective January 16, 1997, this forward swap was terminated.

On April 7, 1995, the Third Amended and Restated Promissory Note, dated as of August 5, 1986, made by NWC Limited Partnership payable to the order of NWC Funding Corporation in the original principal amount of $110 million was sold to Norwest Corporation. The loan matures December 31, 2005 and bears interest at the rate of 8.74 percent. The loan is collateralized by a first mortgage on Norwest Center and assignment of all leases and rents.

On September 28, 1995, Third and University Limited Partnership, through Teachers Insurance and Annuity Association, refinanced $79.1 million of outstanding debt collateralized by Washington Mutual Tower. The loan matures November 1, 2005 and bears interest at the rate of 7.53 percent with the principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents.

On December 20, 1995, the Company, through its wholly-owned subsidiary CStone-Boston, Inc., executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $50 million. The loan is collateralized by 125 Summer Street and matures on January 1, 2003. The loan pays interest only at the rate of 7.20 percent until February 1, 2001 at which time interest and principal (calculated on a 25 year level amortization period) is payable.

On April 25, 1996, the Company, through its wholly-owned subsidiary CStone-New York, Inc., executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $18 million. The Tower 56 loan bears interest at a rate of 7.674 percent with a 30 year principal amortization and matures on April 24, 2003. The loan is collateralized by a first mortgage on Tower 56 and assignment of all leases and rents. The proceeds of the loan were used to replenish working capital.

OTHER INDEBTEDNESS. On August 8, 1995, the existing $32.5 million term loan was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5 percent. The loan must be repaid at par upon the sale of either Norwest Center or Washington Mutual Tower, or from the first proceeds of an initial public offering in the U.S. of the Company's common stock and listing on the New York Stock Exchange. The term loan had a $32.5 million balance at December 31, 1996 and 1995.

Effective January 1, 1996, in connection with the acquisition of the 10 percent minority interest in 1700 Lincoln Limited, the Company entered into a $12,926,000 convertible promissory note payable to Hines Colorado Limited ("HCL"). The note payable is pays monthly interest only at the lesser of 8.11 percent or LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 per share after January 1, 1997. At maturity of the note on January

1, 2001, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of the market price or $14.30 per share.

At December 31, 1996, Cornerstone had a $10 million revolving line of credit with Bankers Trust Company. The line is available for general corporate and acquisition purposes at a rate equivalent to an adjusted Eurodollar rate. The line is also available for the issuance of standby letters of credit at a rate of 0.15 percent and expires on November 7, 1997. At December 31, 1996, none of the credit line had been drawn upon.

OTHER MATTERS. The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. The Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increase in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

SHAREHOLDERS' DISTRIBUTIONS. Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a REIT. The Company anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. For 1996, Cornerstone paid distributions from its contributed capital to its shareholders of $0.60 per share on August 30, 1996 (to shareholders of record on June 28, 1996), and $0.60 per share on January 31, 1997 (to shareholders of record as of December 30, 1996).

LIQUIDITY. At December 31, 1996, the Company had $114,803,000 in cash and cash equivalents and $4,426,000 in restricted cash. Restricted cash consists of prepaid rents from Third Partnership held in escrow by the lender and funds held by the mortgage servicer for the One Norwest Center mortgage loans, representing real estate tax and insurance escrows. In addition, Cornerstone anticipates it will receive distributions from real estate partnerships and rents under tenant leases on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

ITEM 8.  Financial Statements and Supplementary Data.

         See the Financial Statements included as a part hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

        The information required to be included in Form 10-K in response to the following items is to be included in the Company's Proxy Statement for its Annual Meeting to be held on June 2, 1997, to be filed pursuant to Regulation 14A, and pursuant to applicable rules is incorporated herein by reference.

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

        The following documents are filed as part of this annual report:        PAGE NUMBER

        (a)     Financial Statements and Financial Statement Schedules:

                (i)     The Company:                                            F-1

                        The following financial statements and report of independent accountants are filed herewith at the pages indicated:

                        Report of Independent Accountants                       F-2

                        Consolidated Balance Sheets -
                                December 31, 1996 and 1995                      F-3

                        Consolidated Statements of Operations for the
                                years ended December 31, 1996, 1995 and 1994    F-4

                        Consolidated Statements of Stockholders'
                                Investments for the years ended
                                December 31, 1996, 1995 and 1994                F-5

                        Consolidated Statements of Cash Flows for the
                                years ended December 31, 1996, 1995 and 1994    F-6

                        Notes to Consolidated Financial Statements              F-7 to F-14

                        Schedule III                                            F-15 to F-16

                        Schedule IV                                             F-17


Reports on Form 8-K

        1.      Form 8-K dated December 12, 1996
                        ITEM 2 - ACQUISITION OR DISPOSITION OF ASSETS.

                                 Completion of the acquisition of the Frick
                        Building in Pittsburgh, Pennsylvania through a merger of subsidiaries resulting in the Company acquiring $40 million in cash and the Frick Building in exchange for $66.5 million of 8% Cumulative Convertible Preferred Stock, Series A; and the acquisition of One Lincoln Centre in Oakbrook Terrace, Illinois for approximately $50 million.
                        ITEM 5 - OTHER EVENTS.
                                 The Company issued $100 million of 8%
                                 Cumulative Convertible Preferred Stock to the New York State Teachers' Retirement System.

        2.      Form 8-K/A dated January 22, 1997
                        ITEM 7 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL STATEMENTS AND EXHIBITS.
                                 Financial statements reflecting the acquisition
                        of Tower 56 and One Lincoln Centre.

        3.      Form 8-K dated January 29, 1997
                        ITEM 5 - OTHER EVENTS.

                                 Board of Directors approval to acquire
                        527 Madison Avenue in midtown Manhattan for approximately $67 million.

        4.      Form 8-K/A dated February 24, 1997
                        ITEM 7 - FINANCIAL STATEMENTS, PRO FORMA FINANCIAL STATEMENTS AND EXHIBITS.
                                 Financial statements reflecting the
                        acquisition of 527 Madison Avenue.

(c)     Exhibits:

        2.1 Agreement of Sale and Purchase between 527 Madison Holdings as Seller and Cornerstone Properties, Inc. as Purchaser pertaining to 527 Madison Avenue, New York, New York, incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated January 29, 1997.

        2.2 Preferred Stock Purchase Agreement, dated as of November 22, 1996, between Cornerstone Properties, Inc., and the New York State Teachers' Retirement System, incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K dated December 12, 1996.

        2.3 Agreement and Plan of Merger, dated as of November 7, 1996, among Cornerstone Properties Inc., CStone-Pittsburgh Trust, Frick Building, Inc., and Hexalon Real Estate, Inc., incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated December 12, 1996.

       *3.1 Restated Articles of Incorporation of Cornerstone Properties Inc., as of March 12, 1996.

        3.5 Bylaws of Cornerstone Properties Inc., as amended as of December 8, 1995, incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        4.1 Specimen Common Stock Certificates, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10.

        4.2 Certificate of voting powers, designations, preferences, limitations, restrictions and relative rights of 7% cumulative convertible preferred stock of ARICO America Realestate Investment Company, incorporated by reference to Exhibit 10.57 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        4.3 Certificate of Designations of the Voting Powers, Designation, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications. Limitations and Restrictions of 8% Cumulative Convertible Preferred Stock of Cornerstone Properties Inc., incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K as of December 12, 1996.

        4.4 Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of 8% Cumulative Convertible Preferred Stock, Series A, of Cornerstone Properties Inc., incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K as of December 12, 1996.

        5.1 Legal opinion, dated August 4, 1995, regarding the sale of Preferred Stock of ARICO America Realestate Investment Company to Deutsche Bank AG, incorporated by reference to Exhibit 5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        10.37 Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited effective as of April 20, 1989, incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.38 First Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited dated as of September 28, 1993, incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.39 Second Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited.

 10.40 Amended and Restated Articles of Limited Partnership of NWC Limited Partnership effective as of September 29, 1993, incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.41 Third Amended and Restated Promissory Note between NWC Limited Partnership and NWC Funding Corporation dated as of September 29, 1993, incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.47 Deed-In-Lieu Agreement dated as of December 29, 1993 between Block Six Limited Partnership and Third and University Limited Partnership, incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.50 Deed of Trust Note, dated September 27, 1995, made by Third and University Limited Partnership to Teachers Insurance and Annuity Association of America, incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.51 Third Amended and Restated Articles of Limited Partnership of Third and University Limited Partnership, dated as of September 27, 1995, incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.52 Assignment of Recorded Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest Corporation, incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.53 Assignment of Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest Corporation, incorporated by reference to
         Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.55 Mortgage and Security Agreement, dated as of December 20, 1995, between CStone-Boston and The Northwestern Mutual Life Insurance Company, incorporated by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.56 Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone Properties Inc., incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.59 Credit Agreement, dated as of August 8, 1995, between ARICO America Realestate Investment Company and Deutsche Bank AG London, incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*10.60 Amended and Restated Mortgage and Security Agreement and Amended and Restated Note, dated as of April 25, 1996, between CStone-New York, Inc. and The Northwestern Mutual Life Insurance Company.

        *10.61 Deed of Trust and Security Agreement, and Promissory Notes, dated July 23, 1996, made by 1700 Lincoln Limited with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company.

        *10.62 Letter Agreement dated December 5, 1996, with Deutsche Bank AG regarding the $32.5 million Term Loan.

        *10.63 Convertible Promissory Note dated January 1, 1996 made by Cornerstone Properties Inc. with Hines Colorado Limited in the amount of $12,925,976.48.

         *11.1          Statement of Computation of Earnings Per Share.

          20.1 Stockholders' Agreement, dated as of November 22, 1996, by and among Cornerstone Properties Inc., and the New York State Teachers' Retirement System together with any other purchasers of 8% Preferred Stock, incorporated by reference to Exhibit 20.1 of the Company's Report on Form 8-K as of December 12, 1996.

          20.2 Stockholders' Agreement, dated as of November 7, 1996, by and between Cornerstone Properties, Inc., and Hexalon Real Estate, Inc., and together with any other purchasers of 8% Preferred Stock, Series A, incorporated by reference to Exhibit 20.2 of the Company's Report on Form 8-K as of December 12, 1996.

           *21          List of Subsidiaries.

         *24.1          Powers of Attorney.

           *27          For EDGAR filing purposes only, this report contains
                        Exhibit 27, Financial Data Schedule.

---------------------
  *Filed herewith.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORNERSTONE PROPERTIES INC.
                                       (Registrant)


                                       /s/ John S. Moody
                                       -------------------------------
                                       John S. Moody, President & CEO

DATED: February 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ John S. Moody
-------------------------------------------------------------
John S. Moody, President and Director
(Principal Executive Officer)


 /s/ Thomas P. Loftus
-------------------------------------------------------------
Thomas P. Loftus, Vice President and Controller
(Principal Financial and Accounting Officer)


*/s/ Dr. Rolf-E. Breuer
-------------------------------------------------------------
Dr. Rolf-E. Breuer, Director and Chairman


*/s/ Cecil D. Conlee
-------------------------------------------------------------
Cecil D. Conlee, Director


*/s/ George A. Davis
-------------------------------------------------------------
George A. Davis, Director


*/s/ Blake Eagle
-------------------------------------------------------------
Blake Eagle, Director


*/s/ Dr. Karl-Ludwig Hermann
-------------------------------------------------------------
Dr. Karl-Ludwig Hermann, Director


*/s/ Hans C. Mautner
-------------------------------------------------------------
Hans C. Mautner, Director


*/s/ Gerald Rauenhorst
-------------------------------------------------------------
Gerald Rauenhorst, Director


*/s/ Berthold T. Wetteskind
-------------------------------------------------------------
Berthold T. Wetteskind, Director


*By /s/ John S. Moody
-------------------------------------------------------------
John S. Moody, as Attorney-in-Fact for the persons indicated


DATED: February 25, 1997

                           CORNERSTONE PROPERTIES INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                             AND FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                        [COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Cornerstone Properties Inc.

We have audited the consolidated financial statements and financial statement schedules of Cornerstone Properties Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, listed in item 14(a)(i) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Properties Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P


New York, NY
February 20, 1997

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1996 AND 1995
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    1996              1995
                                                                                  ---------         ---------
ASSETS
Investments, at cost: (Notes 1,2, and 4)
       Land                                                                       $  68,395         $  57,823
       Buildings and improvements                                                   612,567           503,688
       Mortgage note receivable                                                           -            30,731
       Deferred lease costs                                                         118,700           114,746
                                                                                  ---------         ---------
                                                                                    799,662           706,988
       Less: Accumulated depreciation and amortization                              198,686           175,167
                                                                                  ---------         ---------
          Total investments                                                         600,976           531,821

Cash and cash equivalents (Note 1)                                                  114,803             7,740
Restricted cash                                                                       4,426             4,393
Other deferred costs, net of accumulated amortization of $1,140 and $5,301            3,562             2,895
Deferred tenant receivables (Note 1 and 10)                                          34,747            32,695
Tenant and other receivables (Note 1)                                                 2,405             1,585
Notes receivable                                                                      2,911             4,153
Other assets                                                                          2,350               807
                                                                                  ---------         ---------
TOTAL ASSETS                                                                      $ 766,180         $ 586,089
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Long-term debt (Note 4)                                                           $ 400,142         $ 369,600
Accrued interest payable                                                              1,082             4,327
Accrued real estate taxes payable                                                    13,222            10,045
Common Stockholders' distribution payable                                            12,366                 -
Accounts payable and accrued expenses                                                 6,468             3,456
Unearned revenue and other liabilities                                                9,095            16,499
                                                                                  ---------         ---------
TOTAL LIABILITIES                                                                   442,375           403,927
                                                                                  ---------         ---------

Minority Interest (Note 1)                                                          (17,478)           (7,194)
                                                                                  ---------         ---------

Commitments and Contingencies (Notes 2,4,5,6 and 8)

Redeemable Preferred Stock, $166,500,000 redemption value (Note 6)                  162,743                 -
                                                                                  ---------         ---------

STOCKHOLDERS' INVESTMENT (Note 7)
7% Cumulative Convertible Preferred Stock, $16.50 stated value                       50,000            50,000
   15,000,000 shares authorized; 3,030,303 shares issued and outstanding
Common stock, no par value; 100,000,000 authorized shares;
    shares issued and outstanding (1996-20,609,754; 1995-19,959,515)
Paid-in capital                                                                     160,577           181,477
Accumulated deficit                                                                 (30,789)          (39,885)
Deferred compensation                                                                (1,248)           (2,236)
                                                                                  ---------         ---------
TOTAL STOCKHOLDERS' INVESTMENT                                                      178,540           189,356
                                                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                    $ 766,180         $ 586,089
                                                                                  =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    1996              1995             1994
                                                                  ---------         --------         --------

REVENUES
       Office and parking rentals                                 $ 111,494         $ 88,548         $ 83,557
       Interest and other income                                      5,414            3,839            2,017
                                                                  ---------         --------         --------
           TOTAL REVENUES                                           116,908           92,387           85,574
                                                                  ---------         --------         --------

EXPENSES
       Building operating expenses                                   24,578           19,233           19,065
       Real estate taxes                                             19,610           12,297           10,926
       Interest expense                                              31,345           29,467           30,792
       Depreciation and amortization                                 24,801           23,877           23,432
       General and administrative                                     6,312            5,553            3,869
                                                                  ---------         --------         --------
           TOTAL EXPENSES                                           106,646           90,427           88,084
                                                                  ---------         --------         --------
                                                                     10,262            1,960           (2,510)
                                                                  ---------         --------         --------
OTHER INCOME (EXPENSES)
      Net gain (loss) on interest rate swaps (Note 8)                 4,278           (7,672)               -
      Minority Interest                                              (1,519)          (3,417)          (3,899)
                                                                  ---------         --------         --------
Income (loss) before extraordinary item                              13,021           (9,129)          (6,409)

Extraordinary loss (Note 4)                                          (3,925)          (4,445)            (581)
                                                                  ---------         --------         --------

NET INCOME (LOSS)                                                 $   9,096         $(13,574)        $ (6,990)
                                                                  =========         ========         ========

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER SHARE (Note 1)        $    0.39         $  (0.67)        $  (0.48)
                                                                  =========         ========         ========

NET INCOME (LOSS) PER SHARE (Note 1)                              $    0.19         $  (0.94)        $  (0.53)
                                                                  =========         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                COMMON STOCK              PREFERRED STOCK
                                          -------------------------    ---------------------
                                          Outstanding      Paid-In     Outstanding  Paid-In   Accumulated    Deferred
                                             Shares        Capital       Shares     Capital     Deficit    Compensation    Total
                                          -----------     ---------    -----------  --------  -----------  ------------  ---------

BALANCE, DECEMBER 31, 1993                 13,240,500     $ 125,596             -   $      -    $(19,321)  $       -     $ 106,275

Net Loss                                            -             -             -          -      (6,990)          -        (6,990)
Common Stock Distributions ($1.16/shr)              -       (15,359)            -          -           -           -       (15,359)
                                          -----------     ---------     ---------    -------    --------     -------     ---------

BALANCE, DECEMBER 31, 1994                 13,240,500       110,237             -          -     (26,311)          -        83,926

Common Stock Proceeds,
   net of $6,083 in stock issue costs       6,325,000        84,365             -          -           -           -        84,365
Preferred Stock Proceeds                            -             -     3,030,303     50,000           -           -        50,000
Restricted Stock Grants                       186,713         2,670             -          -           -      (2,670)            -
Restricted Stock Grant Vesting                      -             -             -          -           -         434           434
Net Loss                                            -             -             -          -     (13,574)          -       (13,574)
Dividend Reinvestment,
   net of $150 in stock issue costs           207,302         2,690             -          -           -           -         2,690
Common Stock Distributions ($1.16/shr)              -       (18,485)            -          -           -           -       (18,485)
                                          -----------     ---------     ---------    -------    --------     -------     ---------

BALANCE, DECEMBER 31, 1995                 19,959,515     $ 181,477     3,030,303    $50,000    $(39,885)    $(2,236)    $ 189,356

Common Stock issued for
   10% Partnership purchase                   349,650         5,000             -          -           -           -         5,000
Restricted Stock Grant Vesting                      -             -             -          -           -         988           988
Net Income                                          -             -             -          -       9,096           -         9,096
Dividend Reinvestment,
   net of $212 in stock issue costs           300,589         3,804             -          -           -           -         3,804
Preferred Stock Distributions                       -        (5,153)            -          -           -           -        (5,153)
Common Stock Distributions ($1.20/shr)                      (24,551)                                                       (24,551)
                                          -----------     ---------     ---------    -------    --------     -------     ---------

BALANCE, DECEMBER 31, 1996                 20,609,754     $ 160,577     3,030,303    $50,000    $(30,789)    $(1,248)    $ 178,540
                                          ===========     =========     =========    =======    ========     =======     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                    (NOTE 13)

                                                                                            1996          1995          1994
                                                                                          ---------     ---------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $   9,096     $ (13,574)    $ (6,990)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                                     24,801        23,877       23,432
           Deferred compensation amortization                                                   988           434            -
           Unrealized (gain) loss on interest rate swap                                      (4,278)        7,672            -
           Extraordinary loss                                                                 3,925         4,446          581
           Unbilled rental revenue                                                           (1,408)       (3,088)      (2,380)
           Interest accretion on zero coupon notes                                                -             -        1,310
           Decrease in accrued interest payable                                              (3,245)       (3,142)        (744)
           Minority interest share of income                                                  1,519         3,417        3,899
           (Increase) decrease in tenant and other receivables and other assets              (2,461)         (564)       1,174
           Increase in accounts payable, accrued expenses and other liabilities               5,585           558        8,686
                                                                                          ---------     ---------     --------

           Total adjustments                                                                 25,426        33,610       35,958
                                                                                          ---------     ---------     --------

           Net cash provided by operating activities                                         34,522        20,036       28,968
                                                                                          ---------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                                       (58,501)     (137,403)      (2,420)
     Repayment of notes receivable                                                            1,242         2,068        1,008
     Loan to a property manager                                                                   -          (192)        (350)
                                                                                          ---------     ---------     --------

           Net cash used in investing activities                                            (57,259)     (135,527)      (1,762)
                                                                                          ---------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under mortgage loans, net of $1,185 and $555 in issue costs                 114,815       238,545            -
     Repayments under mortgage loans                                                        (98,384)            -            -
     Proceeds from preferred stock offering, net of $3,757 and $0 in stock issue costs      136,243        50,000            -
     Proceeds from dividend reinvestment plan, net of $212 and $150 in issue costs            3,804         2,690            -
     Net payments for swap terminations and prepayment costs                                 (6,804)       (2,453)           -
     (Increase) decrease in restricted cash                                                     (33)          339       10,391
     Distribution to minority partners                                                       (2,503)       (3,970)     (11,913)
     Distributions to stockholders                                                          (17,338)      (22,324)     (19,199)
     Proceeds from common stock offering, net of $6,083 in stock issue costs                      -        84,365            -
     Net (repayments) borrowings under lines of credit                                            -      (236,467)         790
     Repayment of zero coupon notes                                                               -             -      (18,529)
     Repayment of term loan                                                                       -             -         (500)
     Borrowings under term loan                                                                   -             -        6,000
     Contributions returned to minority partners                                                  -             -         (181)
                                                                                          ---------     ---------     --------

           Net cash provided by (used in) financing activities                              129,800       110,725      (33,141)
                                                                                          ---------     ---------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            107,063        (4,766)      (5,935)
CASH AND CASH EQUIVALENTS, beginning of year                                                  7,740        12,506       18,441
                                                                                          ---------     ---------     --------
CASH AND CASH EQUIVALENTS, end of year                                                    $ 114,803     $   7,740     $ 12,506
                                                                                          =========     =========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1.   NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF THE COMPANY'S BUSINESS

     Cornerstone Properties Inc. ("Cornerstone" or the "Company") is a self-advised equity real estate investment trust which owns, through subsidiaries, interests in seven Class A office properties ("Properties") encompassing approximately 4.7 million rentable square feet. The Company was formed in May 1981 as ARICO America Realestate Investment Company, a Nevada corporation, to invest in major commercial real estate projects in North America.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. NWC Limited Partnership ("NWC") and Third and University Limited Partnership ("Third Partnership") have been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion. All significant intercompany balances and transactions have been eliminated in consolidation.

     INVESTMENT PROPERTY

     The costs of the buildings, garages and improvements are being depreciated on the straight-line method over their estimated useful lives, ranging from 20 years for electrical and mechanical installations to 40 years for structural components. Tenant improvements are being amortized over the terms of the related leases.

     Cornerstone and the real estate partnerships hold the Properties for long-term investment and such investments are carried at cost less accumulated depreciation. Management continuously assesses for impairment in value whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

     OTHER DEFERRED COSTS

     Costs incurred in the underwriting and issuance of long-term debt, and costs incurred in investigating investments in real estate partnerships have been deferred. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. Deferred organization and start-up costs related to investments in real estate partnerships are being amortized over a period of 60 months.

     REVENUE RECOGNITION

     Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases. Recovery and escalation income for the years ended December 31, 1996, 1995 and 1994 was approximately $28,230,000, $20,716,000 and $17,838,000, respectively.

     An allowance for doubtful accounts of approximately $105,000 and $65,000, respectively, has been recorded at December 31, 1996 and 1995, relating to tenant and other receivables. Bad debt write-offs totaled approximately $40,000 and $30,000 during 1996 and 1995, respectively.

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

     FEDERAL INCOME TAXES

     No provision for United States Federal income taxes has been made in the accompanying financial statements. Cornerstone has elected to be taxed as a real estate investment trust under Sections 856-860 of the United States Internal Revenue Code. Under these sections of the Internal Revenue Code, Cornerstone is permitted to deduct dividends paid to stockholders in computing its taxable income. All taxable earnings and profits of Cornerstone since inception have been distributed to the stockholders.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1996 financial statement presentation.

     INCOME (LOSS) PER SHARE

     Income (loss) per share is computed based on the weighted average number of common shares outstanding of 20,411,004 for 1996, 15,909,805 for 1995 and 13,240,500 for 1994. For 1996 and 1995, dividends applicable to preferred stock of $5,153,000 and $1,449,000, respectively, have been deducted from the net income (loss) in computing income (loss) per share.

     CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At December 31, 1996 and 1995, Cornerstone had on deposit with major financial institutions substantially all of its cash and cash equivalents. Cornerstone believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

     MINORITY INTEREST

     Minority Interest represents the Company's partner's capital account balance in NWC and Third Partnership. Debit balances in certain of these capital accounts originated through special income allocations in accordance with certain provisions of the respective partnership agreement. Realizability of the debit balances is continually monitored by analyzing pro forma sales proceeds calculations, whose terms are specified in the respective partnership agreements.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of investment property, the recoverability of deferred tenant receivables and unrealized gain and loss on an interest rate swap agreement. Actual results could differ from those estimates.

     2.  PROPERTIES

     The following schedule summarizes Cornerstone's interest in real estate investments at December 31, 1996:

                                                         Completed/      Net Rentable                  Ownership
Property                    Location                     Acquired        square feet     % Leased      Interest        Notes
---------------------------------------------------------------------------------------------------------------------------------
One Norwest Center          Denver, Colorado                       1983       1,188,000      98%            100%           A
Norwest Center              Minneapolis, Minnesota                 1988       1,118,000     100%             50%           B
Washington Mutual Tower     Seattle, Washington                    1988       1,155,000      97%             50%
125 Summer Street           Boston, Massachusetts             1989/1995         464,000      95%            100%           C
Tower 56                    New York, New York                1983/1996         162,000      97%            100%           D
One Lincoln Centre          Oakbrook Terrace, Illinois        1986/1996         297,000      92%            100%           E
The Frick Building          Pittsburgh, Pennsylvania          1902/1996         341,000      85%            100%           F

     (A) Effective January 1, 1996, the Company, through 1700 Lincoln Inc., a wholly-owned subsidiary, purchased the remaining 10 percent interest in 1700 Lincoln Limited, which owns and operates One Norwest Center, from Hines Colorado Limited ("HCL") for a $12,925,976 convertible promissory note and 349,650 newly-issued shares of common stock of the Company. Hines Interests Limited Partnership ("Hines") manages One Norwest Center under a management agreement that expires December 31, 2005.

     (B) Hines manages Norwest Center under a management agreement that expires December 31, 2001.

     (C) Hines manages 125 Summer Street under a management agreement that expires December 31, 1998.

     (D) On April 24, 1996, the Company, through CStone-New York, Inc., a wholly-owned subsidiary, converted its mortgage notes receivable (acquired on December 19, 1995) and obtained title to Tower 56. HRO International ("HRO") manages Tower 56 under a management agreement that expires on April 25, 2001. In addition to a 3 percent fee based on gross revenues, HRO will receive one-third of the cash flow above that which provides Cornerstone a 9 percent return on its investment in Tower 56. HRO will also receive one-third of the property sale proceeds above that which provides Cornerstone with a 12 percent cumulative internal rate of return.

     (E) On November 8, 1996, the Company, through CStone-Oakbrook, Inc., a wholly-owned subsidiary, acquired One Lincoln Centre for a purchase price of approximately $49,950,000.

     (F) On November 8, 1996, the Company, through CStone-Pittsburgh Trust, a wholly-owned subsidiary, acquired The Frick Building for a purchase price of approximately $26,500,000.

     Fixed minimum future rental receipts and square feet expiring for the portfolio's various years are as follows:

                             Fixed Minimum            Square
                                Rentals                Feet
                      -------------------------------------------

1997                           $ 86,905,417              520,000
1998                             77,783,097              644,000
1999                             66,470,736              602,000
2000                             52,111,724              505,000
2001                             45,278,598              162,000
2002                             39,579,111              294,000
2003                             34,968,056              294,000
2004                             29,053,278              450,000
2005                             24,777,183               23,000
2006                             24,494,881                    0
Thereafter                     $221,557,221            1,087,000

3.   PARTNERSHIPS

     NWC LIMITED PARTNERSHIP

     Norwest Center is owned by NWC, a partnership in which the Company owns a 50 percent general partnership interest through its wholly-owned subsidiary, ARICO-Minneapolis, Inc. Sixth & Marquette Limited Partnership owns a 49 percent managing general partnership interest and a 1 percent limited partnership interest in NWC. Cornerstone has the right, at its sole discretion, to become the managing general partner of NWC.

     Cornerstone is currently entitled to an annual preference return equal to 7 percent of its Capital Base ($92,300,000 at December 31, 1996), plus 50 percent of remaining cash flow. The preference period ends when certain performance levels have been achieved for two consecutive years. At the end of the preference period, Cornerstone will become a 60 percent general partner and will be entitled to 60 percent of the cash flow of NWC after debt service. The preference return is cumulative, and if operating revenues (as defined) of NWC are not sufficient to fund the distribution of any preference return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 7 percent, compounded annually. As of December 31, 1996, Cornerstone is not due any cumulative preference deficit.

     THIRD AND UNIVERSITY LIMITED PARTNERSHIP

     Washington Mutual Tower is owned by Third Partnership, a partnership in which the Company owns a 50 percent general partnership interest through its wholly-owned subsidiary, ARICO-Seattle, Inc. 1212 Second Avenue Limited Partnership owns a 49 percent managing general partnership interest and a 1 percent limited partnership interest in Third Partnership. Cornerstone has the right, at its sole discretion, to become the managing general partner of Third Partnership.

     Cornerstone is currently entitled to an annual preference return equal to 8 percent of its Capital Base ($100,000,000 at December 31, 1996), plus 50 percent of remaining cash flow. The preference period ends when certain performance levels have been achieved for two consecutive years. At the end of the preference period, Cornerstone will become a 60 percent general partner and will be entitled to 60 percent of the cash flow of Third Partnership after debt service. The preference return is cumulative, and if operating revenues (as defined) of Third Partnership are not sufficient to fund the distribution of any preference return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 8 percent, compounded annually. As of December 31, 1996, Cornerstone is due a cumulative preference deficit, including accrued interest of approximately $7,796,000 which will be reduced as cash flow becomes available.

     The Company is also entitled to a 9.53 percent preferred return on its additional equity investment of $47,000,000. After September 30, 2003, the preferred return will adjust based on market conditions. As of December 31, 1996, Cornerstone is not due any preferred return on its additional equity investment.

4.   LONG-TERM DEBT

Property                                        Description              12/31/96           12/31/95
------------------------------------------------------------------------------------------------------
Corporate                     (A)               Promissory Note       $ 12,926,000       $         --
One Norwest Center            (B)               Mortgage Loans          97,706,000         98,000,000
Norwest Center                (C)               Mortgage Loan          110,000,000        110,000,000
Washington Mutual Tower       (D)               Mortgage Loan           79,100,000         79,100,000
125 Summer Street             (E)               Mortgage Loan           50,000,000         50,000,000
Tower 56                      (F)               Mortgage Loan           17,910,000                 --
Corporate                     (G)               Term Loan               32,500,000         32,500,000
-------------------------------------------------------------------------------------------------------
                                                                      $400,142,000       $369,600,000
                                                               ========================================

(A)  PROMISSORY NOTE

     The convertible promissory note payable to HCL (Note 2) is due on January 1, 2001 and pays monthly interest only at the lesser of 8.11 percent or LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 per share after January 1, 1997. At maturity of the note, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of market price or $14.30 per share.

(B)  MORTGAGE LOANS

     On August 2, 1996, the Company refinanced its $98 million Interest-Bearing Notes, collateralized by One Norwest Center, by entering into a $98 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company. As part of the refinancing, $15 million of the Interest-Bearing Notes were defeased by the Company depositing funds with the Notes Trustee under a Cash Collateral Account Pledge and Assignment Agreement. The Mortgage Notes bear interest at a rate of 7.50 percent and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a thirty year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2,035,000 (Extraordinary loss) to the Interest-Bearing Noteholders. Unamortized Interest-Bearing Notes financing costs of approximately $247,000 (Extraordinary loss) were written-off in connection with the refinancing.

     Cornerstone was obligated to pay to Deutsche Bank New York Branch, for an interest rate swap agreement used to fix the interest rates on the Interest-Bearing Notes, an amount equal to 0.752 percent on a notional amount of $107,000,000 throughout the term of the Interest-Bearing Notes. This amount was treated as a yield adjustment on the long-term debt and has been included in interest expense. On August 2, 1996, this swap was terminated at an approximate cost of $1,505,000 (Extraordinary loss).

     As protection against market interest rates rising prior to the maturity of the Interest Bearing Notes, on September 29, 1993, Cornerstone entered into a forward interest rate swap agreement with Deutsche Bank AG. The interest rate swap agreement was revised as part of the refinancing of One Norwest Center. The forward interest rate swap agreement was for a fixed rate of
     7.14 percent on a notional amount of $92,800,000 for a period of five years beginning July 1, 2001. Effective January 16, 1997, this forward swap was terminated. (See Note 8)

(C) The Norwest Center loan matures December 31, 2005 and bears interest at the rate of 8.74 percent with the full principal due at maturity. The loan is collateralized by a first mortgage on Norwest Center and assignment of all leases and rents.

(D) The Washington Mutual Tower loan matures November 1, 2005 and bears interest at the rate of 7.53 percent with the full principal due at maturity. The loan is collateralized by a first mortgage on Washington Mutual Tower and assignment of all leases and rents.

(E) The 125 Summer Street loan bears interest at the rate of 7.20 percent and matures on January 1, 2003. Payment terms on the loan call for interest only payments for the first 5 years and a 25 year principal amortization thereafter. The loan is collateralized by a first mortgage on 125 Summer Street and assignment of all leases and rents.

(F) The Tower 56 loan bears interest at a rate of 7.674 percent with a 30 year principal amortization and matures on April 24, 2003. The loan is collateralized by a first mortgage on Tower 56 and assignment of all leases and rents.

(G)  TERM LOAN

     The term loan matures on December 31, 2003, and bears interest at the rate of 5.00 percent. The loan must be prepaid at par upon the sale of either Norwest Center or Washington Mutual Tower, or from the first proceeds from an initial public offering in the U.S. and a listing of the Company's common stock on the New York Stock Exchange.

     The combined aggregate amount of maturities for all long-term borrowings for 1997 through 2001 are $0,$0,$0,$0 and $105,651,000, respectively.

5.   LINE OF CREDIT

     Bankers Trust Company has provided Cornerstone with a $10,000,000 revolving credit line which is available for general corporate and acquisition purposes at a rate equivalent to an Adjusted Eurodollar Rate (as defined), as well as for the issuance of standby letters of credit at a rate of 0.15 percent. At December 31, 1996, none of the credit line had been drawn. The line of credit expires on November 7, 1997.

6.   REDEEMABLE PREFERRED STOCK

                                        Redemption/         Shares         Shares        Carrying Value        Common Stock
Title                                  Stated Value      Authorized      Outstanding    Net of issue costs   Conversion Price
------------------------------------------------------------------------------------------------------------------------------
8% Cumulative Convertible               $145.00/Share     1,034,483       689,655        $ 97,743,000           $   14.50
8% Cumulative Convertible, Series A     $145.00/Share       458,621       458,621        $ 65,000,000           $   14.50
                                                                                       --------------
                                                                                         $162,743,000

     Each holder of the 8% Cumulative Convertible and 8% Cumulative Convertible, Series A, Preferred Stock, has the right to require the redemption of its stock by the Company at the stated value upon the occurrence of a "Change in Control"(as defined). Additionally, the Series A Preferred Stock may be redeemed at stated value any time between December 31, 2000 and January 1, 2002, if the Company has not completed a Qualified Public Offering (as defined).

7.   STOCKHOLDERS' INVESTMENT

     The 7% Cumulative Convertible Preferred Stock is convertible into common stock at $16.50 per share at any time after August 4, 2000.

     During 1995, the Board of Directors approved the issuance of stock options to certain officers, covering 1,000,000 shares of common stock. The purchase price of shares subject to each option granted equal their fair market value at the date of grant. The options have a ten-year term and are exercisable after one year from the date of grant, at the rate of 20 percent per year. At December 31, 1996, 137,500 shares were available for granting further options and options for 862,500 shares were outstanding at $14.30 per share of which 172,500 were exercisable.

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                NET INCOME (LOSS)              NET INCOME (LOSS) PER SHARE
Year ended December 31, 1996        $  8,673                            $   0.17
Year ended December 31, 1995        $(13,750)                           $  (0.96)

     During 1995, 186,713 restricted stock grants were awarded to officers. The grants vest over a five year period, 13.333 percent on June 30 of 1996, 1997, 1998, and 1999; with the balance of 46.668 percent vesting on June 30, 2000. Deferred compensation of $2,670,000, or $14.30 per grant share, is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment.

8.   NET GAIN (LOSS) ON INTEREST RATE SWAPS

     An unrealized gain of $7,672,000 and realized loss of $3,125,000 were recorded as part of the Interest Bearing Notes swap revision (Note 4). Additionally, an unrealized loss of $269,000 was recorded representing the amount the Company would pay if the $92,800,000 notional amount forward interest rate swap agreement were terminated at December 31, 1996. This unrealized liability is recorded in "Unearned revenue and other liabilities." Effective January 16, 1997, this forward swap agreement was terminated for a total cost of $170,000 resulting in a realized gain of $99,000.

9.   RETIREMENT PLANS

     Effective July 1, 1995, the eligible employees of the Company participate in a noncontributory age-weighted profit sharing plan. The Company's contribution to such plan was approximately $91,200 and $76,000 for the years ended December 31, 1996 and 1995, respectively.

     Effective July 1, 1995, the eligible employees of the Company also participate in a contributory savings plan (401K). Under the plan, the Company matches contributions made by eligible employees based on a percentage of the employee's salary. The Company will match 100 percent of contributions up to 5 percent of such employee's salary with an annual maximum matching contribution of $4,000 per employee. The Company's matching contribution was approximately $46,000 and $13,000 for the years ended December 31, 1996 and 1995, respectively.

10.  CONCENTRATION

     Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 26 percent, 31 percent and 32 percent of office and parking rentals for the years ended December 31, 1996, 1995 and 1994, respectively. Included in deferred tenant receivables is approximately $28,014,000 and $25,143,000 due from Norwest Corporation at December 31, 1996 and 1995, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107) which became effective in 1992. Under SFAS 107, Cornerstone is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1996:

     NOTES RECEIVABLE

     The fair value of the note receivable at December 31, 1996 from HCL is approximately $3,004,000 based on the present value of expected future note payments using a market discount rate of 7.37 percent.

     LONG-TERM DEBT

     The Company determines the fair value based on the discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate. Except for the items noted below, the fair value of the Company's long term debt approximates its carrying value:

                                             12/31/96
                                             Fair Value
                                           -------------
     Norwest Center-Mortgage Loan          $ 120,057,000
     Corporate-Term Loan                   $  28,200,000

12.  PROFORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information shown below is based on the consolidated historical statements of Cornerstone after giving effect to the acquisitions of 125 Summer Street, Tower 56, One Lincoln Centre and The Frick Building as if such acquisitions took place on January 1, 1996 and 1995, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisition taken place at the dates indicated. Also, they may not be indicative of the results that may be achieved in the future.

December 31,                                                   1996                 1995
----------------------------------------------------------------------------------------
Pro forma total revenues                               $127,207,000        $ 125,500,000
Pro forma net income before extraordinary items          16,863,000              349,000
Pro forma net income (loss)                              12,938,000           (4,096,000)
Pro forma net income (loss) per share                  $       0.12        $       (0.58)

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was approximately $34,590,000, $32,609,000 and $32,075,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 1996, the Company purchased a minority partnership interest through the issuance of a $12,926,000 promissory note and 349,650 shares of common stock. The Company also purchased The Frick Building by issuing $26,500,000 of 8% Cumulative Convertible, Series A, Preferred Stock.

14.  SUBSEQUENT EVENT

     Effective February 14, 1997, Cornerstone, through its wholly-owned qualified REIT subsidiary, CStone-527 Madison, Inc., purchased 527 Madison Avenue in Midtown Manhattan, New York for approximately $67 million. 527 Madison Avenue is a twenty-six story, 100% leased, Class A office building with approximately 197,000 square feet of office space, 5,000 square feet of first floor retail space and an underground parking facility for approximately 50 vehicles. The acquisition was financed with the proceeds from the Company's two offerings of Preferred Stock, completed in November 1996.

                           CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                                December 31, 1996




----------------------------------------------------------------------------------------------------
               Column A                    Column B                Column C               Column D
----------------------------------------------------------------------------------------------------
                                                                                     Cost capitalized
                                                                                       subsequent to
                                                            Initial cost to company     acquisition
                                                         -------------------------------------------
                                                                         Buildings &
          Description                    Encumbrances        Land       Improvements    Improvements
----------------------------------------------------------------------------------------------------
Land             One Norwest Center                      $ 2,900,000                   $    310,494
Buildings & Imp. One Norwest Center      $ 98,000,000                    12,903,000     124,584,624
Def. Lease Costs One Norwest Center                                       2,583,000      17,753,429
                                                         ------------------------------------------
                                                           2,900,000     15,486,000     142,648,547
                                                         ------------------------------------------
Land             Norwest Center                           18,000,000
Buildings & Imp. Norwest Center           110,000,000                    32,620,255     108,406,611
Def. Lease Costs Norwest Center                                             992,691      45,232,846
                                                         ------------------------------------------
                                                          18,000,000     33,612,946     153,639,457
                                                         ------------------------------------------
Land             Washington Mutual Tower                  21,166,947                          6,108
Buildings & Imp. Washington Mutual Tower   79,100,000                    38,851,336     104,955,591
Def. Lease Costs Washington Mutual Tower                                  4,301,522      44,868,926
                                                         ------------------------------------------
                                                          21,166,947     43,152,858     149,830,625
                                                         ------------------------------------------
Land             125 Summer Street                        15,750,000
Buildings & Imp. 125 Summer Street         50,000,000                    89,250,000         975,929
Def. Lease Costs 125 Summer Street                                                        2,528,067
                                                         ------------------------------------------
                                                          15,750,000     89,250,000       3,503,996
                                                         ------------------------------------------
Land             Tower 56                                  5,528,324
Buildings & Imp. Tower 56                  18,000,000                    25,202,676       2,321,400
Def. Lease Costs Tower 56                                                                   426,598
                                                         ------------------------------------------
                                                           5,528,324     25,202,676       2,747,998
                                                         ------------------------------------------
Land             One Lincoln Centre                        2,192,079
Buildings & Imp. One Lincoln Centre                                      47,757,921         545,579
Def. Lease Costs One Lincoln Centre                                                         426,598
                                                         ------------------------------------------
                                                           2,192,079     47,757,921         972,177
                                                         ------------------------------------------
Land             The Frick Building                        2,541,350
Buildings & Imp. The Frick Building                                      23,958,650         233,122
Def. Lease Costs The Frick Building                                                               -
                                                         ------------------------------------------
                                                           2,541,350     23,958,650         233,122
                                         ----------------------------------------------------------
Grand Total                              $355,100,000    $68,078,700   $278,421,051    $453,575,922
====================================================================================================

--------------------------------------------------------------------------------------------------------
               Column A                                               Column E
--------------------------------------------------------------------------------------------------------


                                                       Gross amount at which carried at close of period
                                               ---------------------------------------------------------
                                                                       Buildings &
                                                  Land               Improvements              Total
--------------------------------------------------------------------------------------------------------
Land             One Norwest Center            $3,210,494                                  $  3,210,494
Buildings & Imp. One Norwest Center                                   137,487,624          $137,487,624
Def. Lease Costs One Norwest Center                                    20,336,429           $20,336,429
                                              ----------------------------------------------------------
                                                3,210,494             157,824,053           161,034,547
                                              ----------------------------------------------------------
Land             Norwest Center                18,000,000                                  $ 18,000,000
Buildings & Imp. Norwest Center                                       141,026,866          $141,026,866
Def. Lease Costs Norwest Center                                        46,225,537          $ 46,225,537
                                              ----------------------------------------------------------
                                               18,000,000             187,252,403           205,252,403
                                              ----------------------------------------------------------
Land             Washington Mutual Tower       21,173,055                                  $ 21,173,055
Buildings & Imp. Washington Mutual Tower                              143,806,927          $143,806,927
Def. Lease Costs Washington Mutual Tower                               49,170,448          $ 49,170,448
                                              ----------------------------------------------------------
                                               21,173,055             192,977,375           214,150,430
                                              ----------------------------------------------------------
Land             125 Summer Street             15,750,000                                  $ 15,750,000
Buildings & Imp. 125 Summer Street                                     90,225,929          $ 90,225,929
Def. Lease Costs 125 Summer Street                                      2,528,067          $  2,528,067
                                              ----------------------------------------------------------
                                               15,750,000              92,753,996           108,503,996
                                              ----------------------------------------------------------
Land             Tower 56                       5,528,324                                   $ 5,528,324
Buildings & Imp. Tower 56                                              27,524,076           $27,524,076
Def. Lease Costs Tower 56                                                 426,598           $   426,598
                                              ----------------------------------------------------------
                                                5,528,324              27,950,674            33,478,998
                                              ----------------------------------------------------------
Land             One Lincoln Centre             2,192,079                                   $ 2,192,079
Buildings & Imp. One Lincoln Centre                                    48,303,500           $48,303,500
Def. Lease Costs One Lincoln Centre                                        12,565           $    12,565
                                              ----------------------------------------------------------
                                                2,192,079              48,316,065            50,508,144
                                              ----------------------------------------------------------
Land             The Frick Building             2,541,350                                   $ 2,541,350
Buildings & Imp. The Frick Building                                    24,191,772           $24,191,772
Def. Lease Costs The Frick Building                                             -           $         -
                                              ----------------------------------------------------------
                                                2,541,350              24,191,772            26,733,122
                                              ----------------------------------------------------------
Grand Total                                   $68,395,302            $731,266,338          $799,661,640
========================================================================================================

--------------------------------------------------------------------------------------------------------------------
               Column A                        Column F         Column G        Column H              Column I
--------------------------------------------------------------------------------------------------------------------
                                                                                                    Life on which
                                                                                                   depreciation in
                                                                                                    latest income
                                              Accumulated        Date of                            statements is
                                             depreciation     Construction     Date acquired           computed
--------------------------------------------------------------------------------------------------------------------
Land             One Norwest Center                                                  1988
Buildings & Imp. One Norwest Center           47,817,927          1981            1981-1995           20-35 Years
Def. Lease Costs One Norwest Center           17,022,102                          1981-1995           05-10 Years
                                            ------------
                                              64,840,029
                                            ------------
Land             Norwest Center                                                      1986
Buildings & Imp. Norwest Center               36,726,337          1986            1986-1995           20-35 Years
Def. Lease Costs Norwest Center               27,900,755                          1986-1995           10-20 Years
                                            ------------
                                              64,627,092
                                            ------------
Land             Washington Mutual Tower                                          1986-1987
Buildings & Imp. Washington Mutual Tower      32,840,965          1986            1986-1995           08-40 Years
Def. Lease Costs Washington Mutual Tower      32,937,024                          1986-1995           01-18 Years
                                            ------------
                                              65,777,989
                                            ------------
Land             125 Summer Street                                1989               1995
Buildings & Imp. 125 Summer Street             2,637,240                          1995-1996                40
Def. Lease Costs 125 Summer Street               191,175                             1996              5-6 Years
                                            ------------
                                               2,828,415
                                            ------------
Land             Tower 56                                         1983               1996
Buildings & Imp. Tower 56                        300,075                             1996               40 Years
Def. Lease Costs Tower 56                         59,888                             1996              1-6 Years
                                            ------------
                                                 359,963
                                            ------------
Land             One Lincoln Centre                               1986               1996
Buildings & Imp. One Lincoln Centre              150,776                             1996               40 Years
Def. Lease Costs One Lincoln Centre                1,053                             1996              1-6 Years
                                            ------------
                                                 151,829
                                            ------------
Land             The Frick Building                               1902               1996
Buildings & Imp. The Frick Building              100,390                             1996               40 Years
Def. Lease Costs The Frick Building                    -                             1996                      -
                                            ------------
                                                 100,390
                                            ------------------------------------------------------------------------
Grand Total                                 $198,685,707
====================================================================================================================

                           CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                                December 31, 1996
                                   (continued)


Reconciliation of "Real Estate and Accumulated Depreciation"


                                                             1996                  1995                  1994
                                                     --------------------------------------------------------
INVESTMENT IN REAL ESTATE
Balance at beginning of period                       $676,257,618          $571,831,104          $571,462,068

Additions resulting from consolidation
of real estate partnerships:
   Land                                                         -                     -                     -
   Buildings and Improvements                                   -                     -                     -
                                                     --------------------------------------------------------
                                                                -                     -                     -
Additions during the period:
   Land                                                10,572,247            15,750,000
   Deferred lease costs                                 5,262,535               409,693
   Buildings and improvements                         108,878,526            90,469,121             1,847,705

Deductions during the period:
    Retirements and writeoffs                           1,309,286             2,202,300             1,478,669

                                                     --------------------------------------------------------
Balance at end of period                             $799,661,640          $676,257,618          $571,831,104
                                                     ========================================================

ACCUMULATED DEPRECIATION
Balance at beginning of period                        175,167,480           154,227,950           132,930,479

Additions resulting from consolidation
of real estate partnerships:                                    -                     -

Additions charged to operating expenses                24,827,513            23,141,830            22,776,140

Deductions due to retirements and writeoffs             1,309,286             2,202,300             1,478,669

                                                     --------------------------------------------------------
Balance at end of period                             $198,685,707          $175,167,480          $154,227,950
                                                     ========================================================

                           CORNERSTONE PROPERTIES INC.
                          MORTGAGE LOANS ON REAL ESTATE
                                   SCHEDULE IV
                                December 31, 1996

---------------------------------------------------------------------------------------------------------------------------------
   Column A      Column B       Column C         Column D     Column E  Column F        Column G             Column H
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Principal amount of
                             Final maturity  Periodic Payment   Prior  Face amount   Carrying amount  loans subject to delinquent
 Description  Interest rate       date              Terms       Liens  of mortgages   of mortgages       principal or interest
---------------------------------------------------------------------------------------------------------------------------------


Recociliation of Mortgage loans on real estate.
---------------------------------------------------------
Balance at beginning of period           $     30,731,000

   Additions during period:                             -

   Deductions during period:
               Foreclosure                    (30,731,000)
                                         -----------------

Balance at close of period               $               -
                                         =================

                                EXHIBIT INDEX



Exhibit No.     Description

    2.1 Agreement of Sale and Purchase between 527 Madison Holdings as Seller and Cornerstone Properties, Inc. as Purchaser pertaining to 527 Madison Avenue, New York, New York, incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated January 29, 1997.

    2.2 Preferred Stock Purchase Agreement, dated as of November 22, 1996, between Cornerstone Properties, Inc., and the New York State Teachers' Retirement System, incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K dated December 12, 1996.

    2.3 Agreement and Plan of Merger, dated as of November 7, 1996, among Cornerstone Properties Inc., CStone-Pittsburgh Trust, Frick Building, Inc., and Hexalon Real Estate, Inc., incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated December 12, 1996.

   *3.1 Restated Articles of Incorporation of Cornerstone Properties Inc., as of March 12, 1996.

    3.5 Bylaws of Cornerstone Properties Inc., as amended as of December 8, 1995, incorporated by reference to Exhibit 3.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    4.1 Specimen Common Stock Certificates, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10.

    4.2 Certificate of voting powers, designations, preferences, limitations, restrictions and relative rights of 7% cumulative convertible preferred stock of ARICO America Realestate Investment Company, incorporated by reference to Exhibit 10.57 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    4.3 Certificate of Designations of the Voting Powers, Designation, Preferences and Relative Participating, Optional or Other Special Rights and Qualifications. Limitations and Restrictions of 8% Cumulative Convertible Preferred Stock of Cornerstone Properties Inc., incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K as of December 12, 1996.

    4.4 Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of 8% Cumulative Convertible Preferred Stock, Series A, of Cornerstone Properties Inc., incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K as of December 12, 1996.

    5.1 Legal opinion, dated August 4, 1995, regarding the sale of Preferred Stock of ARICO America Realestate Investment Company to Deutsche Bank AG, incorporated by reference to Exhibit 5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.37 Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited effective as of April 20, 1989, incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit  Description
  No.


 10.38 First Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited dated as of September 28, 1993, incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.39 Second Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited.

 10.40 Amended and Restated Articles of Limited Partnership of NWC Limited Partnership effective as of September 29, 1993, incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.41 Third Amended and Restated Promissory Note between NWC Limited Partnership and NWC Funding Corporation dated as of September 29, 1993, incorporated by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.47 Deed-In-Lieu Agreement dated as of December 29, 1993 between Block Six Limited Partnership and Third and University Limited Partnership, incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 10.50 Deed of Trust Note, dated September 27, 1995, made by Third and University Limited Partnership to Teachers Insurance and Annuity Association of America, incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.51 Third Amended and Restated Articles of Limited Partnership of Third and University Limited Partnership, dated as of September 27, 1995, incorporated by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.52 Assignment of Recorded Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest Corporation, incorporated by reference to Exhibit 10.52 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.53 Assignment of Documents, dated as of April 7, 1995, by NWC Funding Corporation to Norwest Corporation, incorporated by reference to
         Exhibit 10.53 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.55 Mortgage and Security Agreement, dated as of December 20, 1995, between CStone-Boston and The Northwestern Mutual Life Insurance Company, incorporated by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.56 Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone Properties Inc., incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.59 Credit Agreement, dated as of August 8, 1995, between ARICO America Realestate Investment Company and Deutsche Bank AG London, incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*10.60 Amended and Restated Mortgage and Security Agreement and Amended and Restated Note, dated as of April 25, 1996, between CStone-New York, Inc. and The Northwestern Mutual Life Insurance Company.

Exhibit No.             Description


  *10.61 Deed of Trust and Security Agreement, and Promissory Notes, dated July 23, 1996, made by 1700 Lincoln Limited with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company.

  *10.62 Letter Agreement dated December 5, 1996, with Deutsche Bank AG regarding the $32.5 million Term Loan.

  *10.63 Convertible Promissory Note dated January 1, 1996 made by Cornerstone Properties Inc. with Hines Colorado Limited in the amount of $12,925,976.48.

  *11.1                 Statement of Computation of Earnings Per Share.

   20.1 Stockholders' Agreement, dated as of November 22, 1996, by and among Cornerstone Properties Inc., and the New York State Teachers' Retirement System together with any other purchasers of 8% Preferred Stock, incorporated by reference to Exhibit 20.1 of the Company's Report on Form 8-K as of December 12, 1996.

   20.2 Stockholders' Agreement, dated as of November 7, 1996, by and between Cornerstone Properties, Inc., and Hexalon Real Estate, Inc., and together with any other purchasers of 8% Preferred Stock, Series A, incorporated by reference to Exhibit 20.2 of the Company's Report on Form 8-K as of December 12, 1996.

  *21                   List of Subsidiaries.

  *24.1                 Powers of Attorney.

  *27                   For EDGAR filing purposes only, this report contains
                        Exhibit 27, Financial Data Schedule.

---------------------
  *Filed herewith.