Form 10-K/A
period 1996-12-31
CORNERSTONE PROPERTIES INC
filed 1997-03-10
CIK 702301

FORM 10-K/A
                                  Amendment #1
                       Securities and Exchange Commission
                              Washington, DC 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to
      ------------.
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The registrant hereby amends pages F-4 and F-7 of its Form 10-K, dated February 25, 1997, as set forth in the pages attached hereto.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
             (Dollar amounts in thousands, except per share amounts)


                                                1996           1995            1994
                                             ----------     ----------      ---------
Revenues
     Office and parking rentals              $ 111,494      $   88,548       $  83,557
     Interest and other income                   5,414           3,839           2,017
                                             ----------      ----------       ---------
           Total Revenues                      116,908          92,387          85,574
                                             ----------      ----------       ---------

Expenses
     Building operating expenses                24,578          19,233          19,065
     Real estate taxes                          19,610          12,297          10,926
     Interest expense                           31,345          29,467          30,792
     Depreciation and amortization              24,801          23,877          23,432
     General and administrative                  6,312           5,553           3,869
                                              ----------     ----------       ---------
           Total Expenses                      106,646          90,427          88,084
                                              ----------     ----------       ---------
                                                10,262           1,960          (2,510)
                                              ----------     ----------       ---------
Other income (expenses)
     Net gain (loss) on interest rate
          swaps (Note 8)                         4,278          (7,672)            -
     Minority Interest                          (1,519)         (3,417)         (3,899)
                                              ----------      ----------      ---------
Income (loss) before extraordinary item         13,021          (9,129)         (6,409)

Extraordinary loss (Note 4)                     (3,925)         (4,445)           (581)
                                              ----------      ----------      ---------

Net income (loss)                              $ 9,096        $(13,574)       $ (6,990)
                                              ==========      ==========      =========

Net income (loss) applicable to common
     stockholders                              $ 3,943        $(15,023)       $ (6,990)
                                              ==========      ==========      =========

Income (loss) before extraordinary
     item per share (Note 1)                   $  0.39        $  (0.67)       $  (0.48)
                                              ==========      ==========      =========

Net income (loss) per share (Note 1)           $  0.19        $  (0.94)       $  (0.53)
                                              ==========      ==========      =========









              The accompanying notes are an integral part of these
                       consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


1. NATURE OF COMPANY'S BUSINESS
   AND SIGNIFICANT ACCOUNTING POLICIES


   Investment Property
   -------------------
   The costs of the buildings, garages and improvements are being depreciated on the straight-line method over their estimated useful lives, ranging from 20 years for electrical and mechanical installations to 40 years for structural components. Tenant improvements are being amortized over the terms of the related leases.

   Cornerstone and the real estate partnerships hold the Properties for long-term investment and such investments are carried at cost less accumulated depreciation. In accordance with SFAS No. 121, whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (such as a significant adverse action by a regulator or a significant physical change in the property), the Company's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of each property over its remaining useful life (undiscounted and without interest charges), to the carrying amount of each property. Such carrying amount would be adjusted, if necessary, to reflect an impairment in value of the property. No such adjustment has been made in the accompanying financial statements.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNERSTONE PROPERTIES INC.
                                          (Registrant)



                                           /s/ John S. Moody
                                           John S. Moody, President & CEO
DATED: March 10, 1997