Form 10-Q
period 1997-03-31
CORNERSTONE PROPERTIES INC
filed 1997-05-13
CIK 702301

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended March 31, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of May 12, 1997: 37,198,186

Total pages = 14
Exhibit Index located on page 13



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                         March 31,       December 31,
                                                                                           1997              1996
                                                                                         ---------       ------------

ASSETS
Investments, at cost:
     Land                                                                              $   89,835       $   68,395
     Buildings and improvements                                                           659,176          612,567
     Deferred lease costs                                                                 121,489          118,700
                                                                                        ---------        ---------
                                                                                          870,500          799,662
     Less: Accumulated depreciation and amortization                                      205,478          198,686
                                                                                        ---------        ---------
          Total investments                                                               665,022          600,976

Cash and cash equivalents                                                                   8,410          114,803
Restricted cash                                                                             7,275            4,426
Other deferred costs, net of accumulated amortization of $1,266 and $1,140                  4,175            3,562
Deferred tenant receivables                                                                35,297           34,747
Tenant and other receivables                                                                4,748            2,405
Notes receivable                                                                            2,691            2,911
Other assets                                                                                4,728            2,350
                                                                                        ---------        ---------
Total Assets                                                                            $ 732,346       $  766,180
                                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Long-term debt (Note 3)                                                                $  367,371       $  400,142
Accrued interest payable                                                                    1,592            1,082
Accrued real estate taxes payable                                                          16,180           13,222
Common Stockholders' distribution payable                                                   6,287           12,366
Accounts payable and accrued expenses                                                       6,884            6,468
Unearned revenue and other liabilities                                                     10,497            9,095
                                                                                        ---------        ---------
Total Liabilities                                                                         408,811          442,375
                                                                                        ---------        ---------

Minority Interest (Note 1)                                                                (17,420)         (17,478)
                                                                                         ---------        ---------

Redeemable Preferred Stock, $166,500,000
     redemption value (Note 5)                                                            162,517          162,743
                                                                                        ---------        ---------
Stockholders' Investment (Note 6)
7% Cumulative Convertible Preferred Stock, $16.50 stated value                             50,000           50,000
     15,000,000 shares authorized; 3,030,303 shares issued and outstanding
Common stock, no par value; 100,000,000 authorized shares;
    shares issued and outstanding (1997-20,956,453; 1996-20,609,754)
Paid-in capital                                                                           156,356          160,577
Accumulated deficit                                                                       (25,179)         (30,789)
Deferred compensation                                                                      (2,739)          (1,248)
                                                                                         ---------        ---------
Total Stockholders' Investment                                                             178,438          178,540
                                                                                         ---------        ---------
Total Liabilities and Stockholders' Investment                                          $  732,346       $  766,180
                                                                                         =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements


Item 1. Financial Statements (continued)

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
            (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                       Three Months        Three Months
                                                           Ended              Ended
                                                          March 31,          March 31,
                                                            1997               1996
                                                         ----------          ----------
Revenues
       Office and parking rentals                         $ 33,478            $ 25,919
       Interest and other income                             1,509               1,505
                                                         ----------          ----------
           Total Revenues                                   34,987              27,424
                                                         ----------          ----------

Expenses
       Building operating expenses                           7,375               5,667
       Real estate taxes                                     5,663               3,891
       Interest expense                                      7,543               7,815
       Depreciation and amortization                         6,780               5,991
       General and administrative                            1,613               1,409
                                                         ----------          ----------
           Total Expenses                                   28,974              24,773
                                                         ----------          ----------
                                                             6,013               2,651
                                                         ----------          ----------
Other income (expenses)
      Net gain on interest rate swaps (Note 1)                  99               4,794
      Minority Interest                                       (476)               (464)
                                                         ----------          ----------
Income before extraordinary item                             5,636               6,981

Extraordinary loss                                             (26)                  -
                                                         ----------          ----------

Net income                                                 $ 5,610             $ 6,981
                                                         ==========           ==========

Net income applicable to common stock                      $ 1,405             $ 6,106
                                                         ==========           ==========

Income before extraordinary item per share (Note 1)        $  0.07             $  0.30
                                                         ==========           ==========

Net income per share (Note 1)                              $  0.07             $  0.30

                                                         ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements



     Item 1. Financial Statements (continued)

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                              Three Months   Three Months
                                                                                 Ended          Ended
                                                                                March 31,      March 31,
                                                                                  1997           1996
                                                                                --------       --------
Cash flows from operating activities:
     Net income                                                                 $ 5,610        $ 6,981
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                          6,780          5,991
           Deferred compensation amortization                                       147            212
           Net gain on interest rate swaps                                          (99)        (4,794)
           Extraordinary loss                                                        26              -
           Unbilled rental revenue                                                 (389)          (557)
           Increase (decrease) in accrued interest payable                          510         (1,765)
           Minority interest share of income                                        476            464
           Increase in tenant and other receivables and other assets             (4,672)        (2,114)
           Increase in accounts payable, accrued expenses and other liabilities   4,101
                                                                                --------       --------

           Total adjustments                                                      6,880            649
                                                                                --------       --------

           Net cash provided by operating activities                             12,490          7,630
                                                                                --------       --------

Cash flows from investing activities:
     Additions to investment property                                           (69,923)          (588)
     Repayment of notes receivable                                                  220            198
                                                                                --------       --------

           Net cash used in investing activities                                (69,703)          (390)
                                                                                --------       --------

Cash flows from financing activities:
     Repayment of term loan                                                     (32,500)             -
     Repayments under mortgage loans                                               (271)             -
     Proceeds from dividend reinvestment plan                                     3,717              -
     Net payments for swap terminations and prepayment costs                       (188)             -
     (Increase) decrease in restricted cash                                      (2,849)         1,488
     Stock/debt issue costs                                                        (975)          (188)
     Distribution to minority partners                                             (418)          (374)
     Distribution to preferred stockholders                                      (3,330)             -
     Distribution to common stockholders                                        (12,366)             -
                                                                                --------       --------

           Net cash (used in) provided by financing activities                  (49,180)           926
                                                                                --------       --------

(Decrease) increase in cash and cash equivalents                               (106,393)         8,166
Cash and cash equivalents, beginning of period                                  114,803          7,740
                                                                                --------       --------
Cash and cash equivalents, end of period                                        $ 8,410        $ 15,906
                                                                                ========       ========

              The acconpanying notes are an integral part of these
                       consolidated financial statements


                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1997


1.     NATURE OF COMPANY'S BUSINESS
   AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of the Company's Business
   Cornerstone Properties Inc. ("Cornerstone" or the "Company") is a self-advised equity real estate investment trust which owns, through subsidiaries, interests in eight Class A office properties ("Properties") encompassing approximately 4.9 million rentable square feet. The Company was formed in May 1981 as ARICO America Realestate Investment Company, a Nevada corporation, to invest in major commercial real estate projects in North America.

   General
   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month periods presented have been included. Results for the three months ended March 31, 1997 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

   Principles of Consolidation
   The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

   Interest rate swap agreements
   The Company accounts for its interest rate swap agreements as hedges in accordance with SFAS No. 80 "Accounting for Futures Contracts" if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place. Currently, the Company is party to no interest rate swap agreements.

   Income per share
   Income per share is computed based on the weighted average number of common shares outstanding of 20,789,491 for 1997 and 20,309,165 for 1996. For 1997
   and 1996, dividends applicable to preferred stock of $4,205,000 and $875,000 respectively, have been deducted from the net income in computing income per share.

   Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions are related to the recoverability and depreciable lives of investment property and the recoverability of deferred tenant receivables. Actual results could differ from those estimates.

   2. PROPERTIES
   The following schedule summarizes Cornerstone's interest in real estate investments at March 31, 1997:

                                                                      Net
                                                      Completed/      Rentable                   Ownership
Property                   Location                   Acquired        square feet    %Leased     Interest       Notes
---------------------------------------------------------------------------------------------------------------------
One Norwest Center         Denver, CO                       1983      1,188,000         99%      100%
Norwest Center             Minneapolis, MN                  1988      1,118,000        100%       50%
Washington Mutual Tower    Seattle, WA                      1988      1,155,000         98%       50%
125 Summer Street          Boston, MA                  1989/1995        464,000         95%      100%
Tower 56                   New York, NY                1983/1996        162,000         97%      100%
One Lincoln Centre         Oakbrook Terrace, IL        1986/1996        297,000         92%      100%
The Frick Building         Pittsburgh, PA              1902/1996        341,000         87%      100%
527 Madison Avenue         New York, NY                1986/1997        216,000         96%      100%              A

   (A)Effective February 14, 1997, Cornerstone, through its wholly-owned qualified REIT subsidiary, CStone-527 Madison, Inc., purchased 527 Madison Avenue in Midtown Manhattan, New York for approximately $67 million. 527 Madison Avenue is a twenty-six story, 96% leased, Class A office building with approximately 211,000 square feet of office space, 5,000 square feet of first floor retail space and an underground parking facility for approximately 50 vehicles. The acquisition was financed with the proceeds from the Company's offering of Preferred Stock, completed in November 1996. Louis Dreyfus Property Group manages the building under a management agreement that expires December 31, 1998.




3. LONG-TERM DEBT

           Principal Balance
     3/31/97              12/31/96     Collateral               Interest Rate      Maturity    Amortization        Notes
------------------------------------------------------------------------------------------------------------------------
$   12,926,000        $  12,926,000    Rent Notes                Lesser of 8.11%    01/01/01    None                   A
                                                                 or LIBOR + 50bp
    97,481,000           97,706,000    One Norwest Center        7.50%              08/01/01    30 years
   110,000,000          110,000,000    Norwest Center            8.74%              12/31/05    None
    79,100,000           79,100,000    Washington Mutual Tower   7.53%              11/01/05    None
    50,000,000           50,000,000    125 Summer Street         7.20%              01/01/03    25 years beginning
                                                                                                02/01/01
    17,864,000           17,910,000    Tower 56                  7.67%              04/24/03    30 years
             -           32,500,000    None                      5.0%                                                  B
------------------------------------
 $ 367,371,000        $ 400,142,000

   (A)At maturity of the debt,  Cornerstone  has the right to redeem the note in exchange for common  shares of the Company at the lower of market price or $14.30 per share.
   (B)On March 19, 1997, the  $32,500,000  term loan was repaid to Deutsche Bank AG.


4. LINE OF CREDIT
   Bankers Trust Company has provided Cornerstone with a $10,000,000 revolving credit line which is available for general corporate and acquisition purposes at a rate equivalent to an Adjusted Eurodollar Rate (as defined), as well as for the issuance of standby letters of credit at a rate of 0.15 percent. At March 31, 1997, none of the credit line had been drawn. The line of credit expires on November 7, 1997.

   The Company has received a commitment from Bankers Trust Company and The Chase Manhattan Bank for a $200 million line of credit for future acquisitions. The interest rate on the line of credit will be at a spread of 1.25% to 1.625% over the Adjusted Eurodollar Rate (as defined) depending on the Company's leverage ratio.



5. REDEEMABLE PREFERRED STOCK

                                   Redemption/         Shares         Shares      Carrying Value      Common Stock
  Title                            Stated Value      Authorized    Outstanding    Net of issue Cost   Conversion Price
  ---------------------------------------------------------------------------------------------------------------------
  8% Cum. Convertible              $145.00/Share       1,034,483      689,655     $97,610,000            $14.50
  8% Cum. Convertible, Series A    $145.00/Share         458,621      458,621     $64,907,000            $14.50

                                                                                --------------
                                                                                 $162,517,000


   Each holder of the 8% Cumulative Convertible and 8% Cumulative Convertible, Series A, Preferred Stock, has the right to require the redemption of its stock by the Company at the stated value upon the occurrence of a "Change in Control"(as defined).

6. STOCKHOLDERS' INVESTMENT
   The 7% Cumulative Convertible Preferred Stock is convertible into common stock at $16.50 per share at any time after August 4, 2000.

   The following tables summarize the long-term incentive plans for certain officers of the Company as of March 31, 1997

Date of     Options Granted   Exercise Price               Options     Options
Grant       (No. of Shares)   (per share)      Vesting   Exercisable  Exercised
-------------------------------------------------------------------------------
June, 1995    787,500           $14.30         20%/yr,      157,500         0
                                               10yr term
March, 1997   880,000           $14.50         20%/yr,            0         0
                                               10yr term


   Restricted Stock Grants

               Shares        Value at
Date of        Granted (No.  Date
Granted        of shares)    (per share)  Vesting (A)
--------------------------------------------------------------------------------
August, 1995    167,622      $14.30       The grant will fully vest with respect
                                          to 13.333% on June 30, 1996, 1997,
                                          1998, 1999 and with respect to 46.668%
                                          on June 30, 2000.
March, 1997     100,000      $16.40       The grant will fully vest with respect
                                          to 13.333% on June 30, 1998, 1999,
                                          2000, 2001 and with respect to 46.668%
                                          on June 30, 2002.

(A)Deferred compensation of approximately $4,037,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.


   Stockholders' Distributions
   Dividends of $0.30 per share were declared for the first quarter of 1997, to be paid on April 30, 1997, to Common Stockholders of record as of March 21, 1997.

7.  NEW PRONOUNCEMENTS
    Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129") are to be adopted by the Company for the year ended
    December 31, 1997.

   SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure, such as information about securities and liquidation preference of preferred stock and redeemable stock.

   The Company believes the impact of adopting SFAS 128 and SFAS 129 to be insignificant.

8. SUBSEQUENT EVENTS
   On April 16, 1997, Cornerstone Properties Inc. announced its initial U.S. public offering of 14 million shares of common stock at a price of $14 per share for gross proceeds of $196 million. Cornerstone's stock began trading on the New York Stock Exchange under the symbol CPP.

   The offering was underwritten by Merrill Lynch & Co. and includes Lazard Freres & Co. LLC, Lehman Brothers, Morgan Stanley & Co. Inc., Smith Barney Inc., and BT Securities Corporation as co-managers. The underwriters have exercised their option to purchase 2.1 million additional shares of common stock solely to cover over-allotments. The Company intends to use the net proceeds of this offering for potential acquisitions, working capital and other general corporate purposes.

Item 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997


RESULTS OF OPERATIONS

Consolidation
Cornerstone's principal source of income is rental revenues received through its investment in six fee simple investments and two real estate partnerships held by nine wholly-owned subsidiaries: 1700 Lincoln Limited owned 90 percent by ARICO-Denver, Inc. and 10 percent by 1700 Lincoln Inc., NWC Limited Partnership owned by ARICO-Minneapolis, Inc., Third and University Limited Partnership owned by ARICO-Seattle, Inc., 125 Summer Street owned by CStone-Boston Inc., Tower 56 owned by CStone-New York Inc., One Lincoln Centre owned by CStone-Oakbrook, Inc., 527 Madison Avenue owned by CStone-527 Madison, Inc. and the Frick Building owned by CStone-Pittsburgh Trust, respectively. NWC Limited Partnership and Third and University Limited Partnership have been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion.

Property Results
For the quarter ended March 31, 1997 and 1996 property results can be summarized as follows (000's):

                                     For the quarter        For the quarter
                                         ended                   ended
                                      March 31, 1997         March 31, 1996
-------------------------------------------------------------------------------
Office and Parking Rentals              $33,478                $25,919
Less:
  Building Operating Expenses             7,375                  5,667
  Real Estate Taxes                       5,663                  3,891
  Depreciation and Amortization           6,664                  5,829
                                        -------                --------
Total Operating Expenses                 19,702                 15,387
                                        -------                --------
Total Property Income                   $13,776                $10,532
                                        =======                ========

The increase in property income from 1996 to 1997 of $3.25 million was due to the acquisition of Tower 56 ($0.7 million), One Lincoln Centre ($0.9 million), 527 Madison Avenue ($0.9 million) and the Frick Building ($0.6 million) during 1996; the other properties contributed approximately $150,000 of additional earnings.

Interest and Other Income
Interest and other income was $1,509,000 in 1997 and $1,505,000 in 1996. These amounts primarily consist of interest earned from short-term investments, interest earned on the Tower 56 mortgage notes receivable in 1996, notes receivable from partners, and income from the advisory contracts in 1997 and 1996. Included in interest and other income is interest earned on notes receivable from Hines Colorado Limited (HCL) in the amounts of approximately $74,000 and $107,000 for 1997 and 1996, respectively.

Interest Expense
Interest expense incurred by Cornerstone relating to its financing activities was $7,543,000 and $7,815,000 for 1997 and 1996, respectively. The decrease was mainly due to the refinancing of the One Norwest Center debt resulting in savings of $546,000, which is offset by the $338,000 of interest expense on Tower 56 which was financed in the second quarter of 1996. Additionally, the Company had approximately $23,000 of savings resulting from the repayment of the $32.5 million term loan.

Interest Rate Swaps
During the period analyzed the Company had the following interest rate swaps outstanding:

The $107 million interest rate swap agreement with a maturity date of July 30, 1998, was accounted for as a hedge since it was comprised of two offsetting swaps, resulting in a fixed payment from Cornerstone to its counterparties through the term of the swaps. Upon the refinancing of the One Norwest Center debt in August 1996, the swap was terminated and the cost to terminate the swap was recorded as an extraordinary loss.

For the three month period March 31, 1996, interest expense of the Company included approximately $201,000, of expense related to interest rate swap agreements. Since the $98 million swap was a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company. This swap was terminated during the first quarter of 1997 at a gain of $99,000 compared to the mark to market gain in the first quarter of 1996 of $4.8 million. The Company currently is party to no interest rate swap agreements.

General and Administrative Expenses
The aggregate amount of Cornerstone's general and administrative expenses have increased to $1,613,000 in 1997 from $1,409,000 in 1996. The increase in 1997 from 1996 of $204,000 was due to the write off of certain expenses related to the State Street Bank Building of $100,000, and increased salaries and benefits, due to the hiring of additional staff and the timing of incentive compensation payments.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

                             For the three months    For the three months
Cash flow provided by        ended March 31, 1997    ended March 31, 1996
(used in):
----------------------------------------------------------------------------
Operating activities               $12,490                  $7,630
Investing activities               (69,703)                  (390)
Financing activities               (49,180)                    926
Earnings  to fixed  charges          1.12                     1.70
ratio


Cash provided by operating activities increased from $7.6 million for the three months ended March 31, 1996 to $12.5 million for the three months ended March 31, 1997. This increase was mainly due to the increase in net rental revenues (before depreciation and amortization) from the properties of $4.1 million, plus approximately $700,000 of short term adjustments in accounts payable and receivables.

Cash used in investing activities increased to $69.7 million for the three months ended March 31, 1997 from $390,000 for the three months ended March 31, 1996 due to acquisition of 527 Madison Avenue during 1997 for a total cost of $67 million.

Cash used in financing activities increased to $49.1 million for the three months ended March 31, 1997 from cash provided of $926,000 as of March 31, 1996. The increase was mainly due to the common and preferred stockholder distributions and the repayment of the $32.5 million term loan.

Earnings to fixed charges decreased to 1.12 times at March 31, 1997 from 1.70 times at March 31, 1996 due to the recognition of a large unrealized gain on the forward swap during the first quarter of 1996.

Funds From Operations
The Company calculates Funds from Operations (FFO) based upon guidance from the National Association of Real Estate Investment Trusts (NAREIT). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. The Company has adjusted FFO by the net gain on interest rate swap previously discussed due to the non-cash nature of this item. Since the Company is no longer a party to any interest rate swap agreements, the adjustment in the first quarter of 1997 will be the final adjustment for this item.

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

The Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the three months ended March 31, 1997 and 1996, is approximately $280,000 and $305,000, respectively, of free and deferred rents (after adjustment for minority interest).

The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three months ended March 31, 1997 and 1996, respectively (in thousands):

                                              Funds From Operations (A)
                                              ---------------------
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  March 31,        March 31,
                                                     1997             1996
                                                     ----             ----
              Net income                            $ 5,610          $ 6,981

              NAREIT Adjustments:
                 Depreciation and amortization (B)    6,664            5,829
                 Realized/Unrealized gain               (99)          (7,919)
                 Minority adjustments                  (370)            (369)
                 Extraordinary Losses/Swap Losses        26            3,125

              Other Adjustments:
                 Amortization on rent notes              220             198
                 Real estate tax adjustment                -              62
                                                      -------         ------
               Funds From Operations                  12,051           7,907
                                                      -------         ------

              Accrued Preferred Dividend              (4,205)           (875)
                                                      -------         -------

              Funds From Operations
              Available For Common Shares            $ 7,846          $ 7,032
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

The increase in FFO available for common shares is due to the $4.1 million increase in net real estate revenues (before depreciation and amortization) discussed above which is offset by the $3.3 million of increased Preferred Dividends due to the issuance of additional preferred stock.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Capital Stock Transactions
On April 22, 1997, the Company completed its initial public offering of 16.1 million shares at a price of $14.00 per share. The proceeds from the offering will be used to acquire new assets and for general corporate purposes. The Company is listed on the New York Stock Exchange under the symbol CPP.

Long Term Debt
The Company was required under the terms of its $32.5 million term loan with Deutsche Bank AG to repay the loan upon the completion of its Initial Public Offering (IPO) in the United States. In anticipation of the IPO and listing on the New York Stock Exchange, the Company repaid this loan on March 19, 1997. The Company has no long-term debt maturing until 2001 when the debt on One Norwest Center and the note from Hines matures.


Other Matters
The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. The Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increase in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

Stockholders' Distributions
Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone has no taxable income and anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company declared a dividend of $0.30 per common share, payable to all stockholders of record as of March 21, 1997 on April 30, 1997.

At the present time the Company is current in the payment of all preferred stockholder dividends.

Liquidity
At March 31, 1997, the Company had $8,410,000 in cash and cash equivalents and $7,275,000 in restricted cash. Restricted cash is being held by escrow agents for the One Norwest Center and Washington Mutual Tower loans. Cornerstone also had available $10 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
         1) Exhibit 11.1: Statement of Computation of Earnings Per Share

         2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(b)   Reports on Form 8-K:

         1) Form 8-K/A dated January 22, 1997
            Item 7 - Financial Statements and Exhibits:Financial statements reflecting the acquisition of Tower 56 and One Lincoln Centre

         2) Form 8-K dated January 29, 1997
            Item 5 - Other Events:Board of Directors approval to acquire 527 Madison for approximately $67 million
            Item 7 - Financial Statements and Exhibits: Agreement of Sale and Purchase of 527 Madison

         3) Form 8-K/A dated February 21, 1997
            Item 2 - Acquisition or Disposition of Assets: Clarification on the Frick Building acquisition.
            Item 7 - Financial Statements and Exhibits: Clarification on the pro
            forma  financial   statements  of  One Lincoln Centre and Tower 56.

          4) Form 8-K/A dated February 24, 1997
             Item 7 - Financial Statements and Exhibits: Financial statements reflecting the acquisition of 527 Madison

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CORNERSTONE PROPERTIES INC.
                                          (Registrant)


                                          By: /s/ John S. Moody.
                                             John S. Moody, President and CEO

                                          Date:  May 12, 1997


                                          By: /s/ Thomas P. Loftus.
                                             Thomas P. Loftus, Vice President
                                             and Controller
                                             (Principal Financial Officer)

                                          Date:  May 12, 1997