Form 10-Q
period 1997-06-30
CORNERSTONE PROPERTIES INC
filed 1997-08-13
CIK 702301

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For quarterly period ended June 30, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of Common Stock outstanding as of August 12, 1997: 48,856,742

Total pages = 15
Exhibit Index located on page 14



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                      June 30,         December 31,
                                                                                        1997               1996
                                                                                    -----------        ------------
                                                                                    (Unaudited)
ASSETS
Investments, at cost:
     Land                                                                            $  89,835        $  68,395
     Buildings and improvements                                                        659,323          612,567
     Deferred lease costs                                                              124,053          118,700
                                                                                     ---------        ---------
                                                                                       873,211          799,662
     Less: Accumulated depreciation and amortization                                   212,745          198,686
                                                                                     ---------        ---------
          Total investments                                                            660,466          600,976

Cash and cash equivalents                                                              222,574          114,803
Restricted cash (Note 3)                                                                40,107            4,426
Other deferred costs, net of accumulated amortization of $1,449 and $1,140               3,992            3,562
Deferred tenant receivables                                                             35,899           34,747
Tenant and other receivables                                                             3,220            2,405
Notes receivable                                                                         2,354            2,911
Other assets                                                                             4,329            2,350
                                                                                     ---------        ---------
Total Assets                                                                         $ 972,941       $  766,180
                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Long-term debt (Note 4)                                                              $ 367,103        $ 400,142
Short-term debt (Note 3)                                                                35,000                0
Accrued interest payable                                                                 1,590            1,082
Accrued real estate taxes payable                                                       12,451           13,222
Common Stockholders' distribution payable                                               11,159           12,366
Accounts payable and accrued expenses                                                    8,526            6,468
Unearned revenue and other liabilities                                                   9,369            9,095
                                                                                     ---------        ---------
Total Liabilities                                                                      445,198          442,375
                                                                                     ---------        ---------

Minority Interest                                                                      (17,510)         (17,478)
                                                                                     ----------       ----------


Redeemable Preferred Stock, $166,500,000 redemption value (Note 6)                     162,515          162,743
                                                                                     ---------        ---------

Stockholders' Investment (Note 7)
7% Cumulative Convertible Preferred Stock, $16.50 stated value                          50,000           50,000
     15,000,000 shares authorized; 3,030,303 shares issued and outstanding
Common stock, no par value; 100,000,000 authorized shares;
     shares issued and outstanding (1997-37,198,186; 1996-20,609,754)
Paid-in capital                                                                        352,419          160,577
Accumulated deficit                                                                    (17,199)         (17,478)
Deferred Compensation                                                                   (2,482)          (1,248)
                                                                                     ---------        ----------
Total Stockholders' Investment                                                         382,738          178,540
                                                                                     ---------        ---------
Total Liabilities and Stockholders' Investment                                       $ 972,941      $   766,180
                                                                                     =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements


Item 1. Financial Statements (continued)

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
            (Dollar amounts in thousands, except per share amounts)
                                      (Unaudited)




                                                       Three Months   Three Months    Six Months     Six Months
                                                          Ended           Ended         Ended          Ended
                                                         June 30,        June 30,      June 30,       June 30,
                                                          1997             1996          1997           1996
                                                       -----------    ------------    -----------    -----------
Revenues
       Office and parking rentals                      $  35,213       $  26,994       $  68,691      $  52,913
       Interest and other income                           3,055           1,344           4,564          2,849
                                                        ---------      ----------      ----------      ---------
           Total Revenues                                 38,268          28,338          73,255         55,762
                                                        ---------      ----------      ----------      ---------

Expenses
       Building operating expenses                         7,658           5,781          15,033         11,448
       Real estate taxes                                   5,957           5,425          11,620          9,316
       Interest expense                                    7,205           8,055          14,748         15,870
       Depreciation and amortization                       7,317           6,123          14,097         12,114
       General and administrative                          1,605           1,527           3,218          2,936
                                                        ---------      ----------      ----------      ---------
           Total Expenses                                 29,742          26,911          58,716         51,684
                                                        ---------      ----------      ----------      ---------
                                                           8,526           1,427          14,539          4,078
                                                        ---------     ----------       ----------      ---------
Other income (expenses)
      Net gain on interest rate swaps (Note 1)                 -             671              99          5,465
      Minority Interest                                     (518)           (222)           (994)          (686)
                                                        ---------      ----------      ----------      ---------
Income before extraordinary item                           8,008           1,876          13,644          8,857

Extraordinary loss                                           (28)              -             (54)             -
                                                        ---------      ----------      ----------      ---------

Net income                                              $  7,980        $  1,876        $ 13,590       $  8,857
                                                        =========      ==========      ==========      =========

Net income applicable to common stock                   $  3,775        $  1,001        $  5,180       $  7,107
                                                        =========      ==========      ==========      =========
Income before extraordinary
item per common share (Note 1)                          $   0.12        $   0.05        $   0.19       $   0.35
                                                        =========      ==========      ==========      =========

Net income per common share (Note 1)                    $   0.12        $   0.05        $   0.19       $   0.35
                                                        =========      ==========      ==========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements


     Item 1. Financial Statements (continued)

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                  Six Months        Six Months
                                                                                    Ended             Ended
                                                                                   June 30,          June 30,
                                                                                     1997              1996
                                                                                  ----------        ----------
Cash flows from operating activities:
     Net income                                                                   $  13,590         $   8,857
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                             14,097            12,114
           Deferred compensation amortization                                           404               423
           Net gain on interest rate swaps                                              (99)           (5,465)
           Extraordinary loss                                                            54                 -
           Unbilled rental revenue                                                     (829)           (1,172)
           Increase in accrued interest payable                                         508               347
           Minority interest share of income                                            994               686
           Increase in tenant and other receivables and other assets                 (2,763)           (2,510)
           Increase in accounts payable, accrued expenses and other liabilities       1,022             1,325
                                                                                    --------          --------
           Total adjustments                                                         13,388             5,748
                                                                                    --------          --------

           Net cash provided by operating activities                                 26,978            14,605
                                                                                    --------          --------

Cash flows from investing activities:
     Additions to investment property                                               (72,781)           (3,603)
     Repayment of notes receivable                                                      557               502
                                                                                    --------          --------

           Net cash used in investing activities                                    (72,224)           (3,101)
                                                                                    --------          --------

Cash flows from financing activities:
     Proceeds from common stock offering                                            225,400                 -
     Borrowings under mortgage loan                                                  35,000            18,000
     Repayment of term loan                                                         (32,500)                -
     Repayments under mortgage loans                                                   (539)              (11)
     Proceeds from dividend reinvestment plan                                         5,945                 -
     Net payments for swap terminations and prepayment costs                           (216)           (3,125)
     (Increase) decrease in restricted cash                                         (35,681)               35
     Stock/debt issue costs                                                         (18,053)             (310)
     Distribution to minority partners                                               (1,026)             (977)
     Distribution to preferred stockholders                                          (6,660)                -
     Distribution to common stockholders                                            (18,653)                -
                                                                                    --------          --------

           Net cash provided by financing activities                                153,017            13,612
                                                                                    --------          --------

Increase in cash and cash equivalents                                               107,771            25,116
Cash and cash equivalents, beginning of period                                      114,803             7,740
                                                                                    --------          --------
Cash and cash equivalents, end of period                                          $ 222,574         $  32,856
                                                                                    ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements


                   CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

   General
   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month and six month periods presented have been included. Results for the three and six months ended June 30, 1997 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

   Income per share
   Income per share is computed based on the weighted average number of common shares outstanding of 27,237,452 for 1997 and 20,309,165 for 1996. For 1997
   and 1996, dividends applicable to preferred stock of $8,410,000 and $1,750,000 respectively, have been deducted from the net income in computing income per share.

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

   2. PROPERTIES
   The following schedule summarizes Cornerstone's interest in real estate investments at June 30, 1997:

                                                                 Net
                                                  Completed/     Rentable                 Ownership
Property                 Location                 Acquired       square feet  %Leased      Interest      Notes
---------------------------------------------------------------------------------------------------------------
One Norwest Center       Denver, CO                    1983      1,188,000       98%        100%
Norwest Center           Minneapolis, MN               1988      1,118,000      100%         50%
Washington Mutual Tower  Seattle, WA                   1988      1,155,000       98%         50%
125 Summer Street        Boston, MA               1989/1995        464,000       90%        100%
Tower 56                 New York, NY             1983/1996        162,000       95%        100%
One Lincoln Centre       Oakbrook Terrace, IL     1986/1996        297,000       94%        100%
The Frick Building       Pittsburgh, PA           1902/1996        341,000       87%        100%
527 Madison Avenue       New York, NY             1986/1997        216,000       96%        100%            A

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


3.  RESTRICTED CASH
   The existing $35,000,000 mortgage on 527 Madison Avenue was kept in place and assigned to Bankers Trust Company as part of the purchase of the property. The mortgage has a maturity of September 30, 1997. Restricted cash is being held by escrow agents for interest and 105% of the principal on the 527 Madison loan and for real estate taxes and insurance on the One Norwest Center and Washington Mutual Tower loans.

4. LONG-TERM DEBT

           Principal Balance
     6/30/97          12/31/96  Collateral                    Interest Rate       Maturity   Amortization       Notes
---------------------------------------------------------------------------------------------------------------------
$  12,926,000    $  12,926,000  Rent Notes                    Lesser of 8.11%     01/01/01   None                   A
                                                              or LIBOR + 50 bp
   97,252,000       97,706,000  One Norwest Center            7.50%               08/01/01   30 years
  110,000,000      110,000,000  Norwest Center                8.74%               12/31/05   None
   79,100,000       79,100,000  Washington Mutual Tower       7.53%               11/01/05   None
   50,000,000       50,000,000  125 Summer Street             7.20%               01/01/03   25 years beginning
                                                                                             02/01/01
   17,825,000       17,910,000  Tower 56                      7.67%               04/24/03   30 years
            -       32,500,000  Cornerstone Properties Inc.   5.0%                                                 B
------------------------------
$ 367,103,000    $ 400,142,000

   (A)At maturity of the debt, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of market price or $14.30 per share.
   (B)On March 19, 1997, the  $32,500,000  term loan was repaid to Deutsche Bank
      AG.

5. LINE OF CREDIT
   Bankers Trust Company has provided Cornerstone with a $10,000,000 revolving credit line which is available for general corporate and acquisition purposes at a rate equivalent to an Adjusted Eurodollar Rate (as defined), as well as for the issuance of standby letters of credit at a rate of 0.15 percent. At June 30, 1997, none of the credit line had been drawn. The line of credit expires on November 7, 1997.

   The Company has received a commitment from Bankers Trust Company and The Chase Manhattan Bank for a $200 million line of credit for future acquisitions. The interest rate on the line of credit will be at a spread of 1.25% to 1.625% over the Adjusted Eurodollar Rate (as defined) depending on the Company's leverage ratio.



6. REDEEMABLE PREFERRED STOCK
                                   Redemption/           Shares           Shares        Carrying Value        Common Stock
  Title                            Stated Value        Authorized       Outstanding    Net of Issue Costs    Conversion Price
  ----------------------------------------------------------------------------------------------------------------------------
  8% Cum. Convertible              $145.00/Share       1,034,483         689,655          $97,609,000              $14.50
  8% Cum. Convertible, Series A    $145.00/Share         458,621         458,621          $64,906,000              $14.50
                                                                                        --------------
                                                                                         $162,515,000

   Each holder of the 8% Cumulative Convertible and 8% Cumulative Convertible, Series A, Preferred Stock, has the right to require the redemption of its stock by the Company at the stated value upon the occurrence of a "Change in Control"(as defined).

   On July 25, 1997, the Redeemable Preferred shares were converted into 11,482,760 common shares. The contractual conversion was based upon meeting a $16.00 twenty day average common share price.

7. STOCKHOLDERS' INVESTMENT
   On April 16, 1997, Cornerstone Properties Inc. announced its initial U.S. public offering of 16.1 million shares of common stock at a price of $14 per share for gross proceeds of $225.4 million. Cornerstone's stock began trading on the New York Stock Exchange under the symbol CPP.

   The offering was underwritten by Merrill Lynch & Co. and included Lazard Freres & Co. LLC, Lehman Brothers, Morgan Stanley & Co., Inc., Smith Barney Inc., and BT Securities Corporation as co-managers. The Company intends to use the net proceeds of this offering for potential acquisitions, working capital and other general corporate purposes.

   The 7% Cumulative Convertible Preferred Stock is convertible into common stock at $16.50 per share at any time after August 4, 2000.

   The following tables summarize the long-term incentive plans for certain officers of the Company as of June 30, 1997:

   Stock Options
              Options       Exercise
Date of       Granted (No.  Price                        Options       Options
Grant         of shares)    (per share)   Vesting      Exercisable    Exercised
--------------------------------------------------------------------------------
June, 1995    787,500       $14.30        20%/yr,         315,000        0
                                          10yr term
March, 1997   880,000       $14.50        20%/yr,               0        0
                                          10 yr term


     Restricted Stock Grants

               Shares          Value at
Date of        Granted (No.    Grant Date
Grant          of shares)      (per share)      Vesting (A)
--------------------------------------------------------------------------------
August, 1995    167,622         $14.30      The  grant will  fully  vest with
                                            respect to 13.333% on June 30, 1996,
                                            1997, 1998, 1999 and with respect to
                                            46.668% on June 30, 2000.
March, 1997     100,000         $16.40      The  grant  will  fully  vest with
                                            respect to 13.333% on June 30, 1998,
                                            1999, 2000, 2001 and with respect to
                                            46.668% on June 30, 2002.

(A)Deferred compensation of approximately $4,037,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.


   Stockholders' Distributions
   Dividends of $0.30 per share were declared for the first quarter of 1997, paid on April 30, 1997, to Common Stockholders of record as of March 21, 1997. Dividends of $0.30 per share were declared for the second quarter of 1997, paid on July 31, 1997, to Common Stockholders of record as of June 20, 1997.


8. NEW PRONOUNCEMENTS
   During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). All of these statements are effective for fiscal years beginning after December 15, 1997.

   SFAS 128 specifies the computation, representation and disclosure requirements for earnings per share. SFAS 129 established standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

   Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's financial statements.

Item 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997


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

Property Results
For the three and six months ended June 30, 1997 and 1996 property results can be summarized as follows (000's):

                                         For the         For the       For the six        For the
                                       three months    three months     six months       six months
                                          ended           ended           ended            ended
                                       June 30, 1997   June 30, 1996   June 30, 1997    June 30, 1996
------------------------------------------------------------------------------- --------------------
Office and Parking Rentals                $ 35,213        $ 26,994        $ 68,691       $ 52,913
Less:
  Building Operating Expenses                7,658           5,781          15,033         11,448
  Real Estate Taxes                          5,957           5,425          11,620          9,316
  Depreciation and Amortization              7,146           5,972          13,808         11,801
                                           -------         -------         -------        -------
Total Operating Expenses                    20,761          17,178          40,461         32,565
                                           -------         -------         -------        -------
Total Property Income                     $ 14,452        $  9,816        $ 28,230       $ 20,348
                                           =======         =======         =======        =======

The increase in property income for the three months ended June 30, 1997 as compared to the same period in 1996 of $4.6 million was due to the acquisition of Tower 56 ($0.2 million), One Lincoln Centre ($0.9 million), and the Frick Building ($0.4 million) during 1996 and 527 Madison Avenue ($1.7 million) in early 1997. At the existing properties, property income at One Norwest Center increased $0.7 million due to a lease buyout of a portion of the Norwest Bank space in order to allow for Gulf Canada expansion. Norwest Center increased $1.1 million due to the recovery of the increased real estate taxes which were incurred in 1996. Washington Mutual Tower increased $0.3 million due to increased rental rates and higher parking revenues. The decrease of $0.7 million at 125 Summer Street was due to the vacancy caused by the expiration of Gadsby and Hannah and the reduction of rent in the BTM Capital Corporation lease.

The increase in property income for the six months ended June 30, 1997 as compared to the same period in 1996 of $7.9 million was due to the acquisition of Tower 56 ($0.6 million), One Lincoln Centre ($1.9 million), and the Frick Building ($1.0 million) during 1996 and 527 Madison Avenue ($2.5 million) in early 1997. At the existing properties, property income at One Norwest Center increased $0.9 million due to a lease buyout of a portion of the Norwest Bank space in order to allow for Gulf Canada expansion. Norwest Center increased $1.5 million due to the recovery of the increased real estate taxes which were incurred in 1996. Washington Mutual Tower increased $0.7 million due to increased rental rates and higher parking revenues. The decrease of $1.2 million at 125 Summer Street was due to the vacancy caused by the expiration of Gadsby and Hannah and the reduction of rent in the BTM Capital Corporation lease.



Interest and Other Income
Interest and other income was $3,055,000 and $1,344,000 for the three months ended June 30, 1997 and 1996. These amounts primarily consist of interest earned from short-term investments, interest earned on the Tower 56 mortgage notes receivable in 1996, notes receivable from partners, and income from the advisory contracts in 1997 and 1996. The increase was due to the additional cash available for short-term investment as a result of the initial public offering.

Year to date interest and other income was $4,564,000 in 1997 and $2,849,000 in 1996. These amounts primarily consist of interest earned from short-term investments, interest earned on the Tower 56 mortgage notes receivable in 1996, notes receivable from partners, and income from the advisory contracts in 1997 and 1996. The increase was due to the additional cash available for short-term investment as a result of the initial public offering.

Interest Expense
Interest expense incurred by Cornerstone relating to its financing activities was $7,205,000 and $8,055,000 for the three months ended June 30, 1997 and 1996, respectively. The decrease was mainly due to the refinancing of the One Norwest Center debt resulting in savings of $551,000, which is offset by the $90,000 of interest expense on Tower 56 which was financed in the second quarter of 1996. Additionally, the Company had approximately $406,000 of savings resulting from the repayment of the $32.5 million term loan.

Interest expense incurred by Cornerstone relating to its financing activities was $14,748,000 and $15,870,000 for the six months ended June 30, 1997 and 1996, respectively. The decrease was mainly due to the refinancing of the One Norwest Center debt resulting in savings of $1,103,000, which is offset by the $427,000 of interest expense on Tower 56 which was financed in the second quarter of 1996. Additionally, the Company had approximately $428,000 of savings resulting from the repayment of the $32.5 million term loan.

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

For the six month period June 30, 1996, interest expense of the Company included approximately $402,000 of expense related to interest rate swap agreements. Since the $98 million swap was a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company. This swap was terminated during the first quarter of 1997 at a gain of $99,000 compared to the mark to market gain in the first two quarters of 1996 of $5.5 million. The Company currently is party to no interest rate swap agreements.

General and Administrative Expenses
The aggregate amount of Cornerstone's general and administrative expenses have increased to $1,605,000 for the three months ended June 30, 1997 from $1,527,000 for the same period in 1996. The increase in 1997 from 1996 of $78,000 was due to the payment of public relations and shareholder costs related to the IPO.

The aggregate amount of Cornerstone's general and administrative expenses have increased to $3,218,000 for the six months ended June 30, 1997 from $2,936,000 for the same period in 1996. The increase in 1997 from 1996 of $282,000 was due to the write off of certain expenses related to the State Street Bank Building of $115,000, and increased salaries and benefits due to the hiring of additional staff of $71,000 and the hiring of public relations consultants of $61,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow


Cash Flow provided by               For the six months       For the six months
(used in):                          ended June 30, 1997      ended June 30, 1996
--------------------------------------------------------------------------------
Operating activities                    $26,978                   $14,605
Investing activities                    (72,224)                   (3,101)
Financing activities                    153,017                    13,612
Earnings  to fixed  charges ratio          1.22                      1.40

Cash provided by operating activities increased from $14.6 million for the six months ended June 30, 1996 to $27.0 million for the six months ended June 30, 1997. This increase was mainly due to the increase in net rental revenues (before depreciation and amortization) from the properties of $9.9 million, interest expense savings of $1.2 million and increased interest income from higher cash reserves of $1.7 million; these amounts are offset by approximately $300,000 of general and administrative expenses.

Cash used in investing activities increased to $72.2 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996 due to the acquisition of 527 Madison Avenue during 1997 for a total cost of $67 million and approximately $2 million increase in tenant leasing costs.

Cash providing by financing activities increased to $153.0 million for the six months ended June 30, 1997 as compared to $13.6 million as of June 30, 1996. The increase was mainly due to the placement proceeds from the initial public offering which is offset by common and preferred stockholder distributions and the repayment of the $32.5 million term loan.

Earnings to fixed charges decreased to 1.22 times at June 30, 1997 from 1.40 times at June 30, 1996 due to the recognition of a large unrealized gain on the forward swap during the first quarter of 1996, and the large fixed payment relating to the preferred dividend on the 8% Preferred Stock.

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

The Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the three months ended June 30, 1997 and 1996, is approximately $378,000 and $351,000, respectively, of free and deferred rents (after adjustment for minority interest). Included in FFO for the six months ended June 30, 1997 and 1996, is approximately $659,000 and $666,000, respectively, of free and deferred rents (after adjustment for minority interest). The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and six month periods ended June 30, 1997 and 1996, respectively (in thousands):


                                                       Funds From Operations (A)
                                                       ---------------------

                                        Three Months     Three Months      Six Months       Six Months
                                           Ended            Ended            Ended            Ended
                                          June 30,         June 30,         June 30,         June 30,
                                            1997             1996             1997            1996
                                            ----             ----             ----            ----
Net income                                $ 7,980          $ 1,876          $13,590          $ 8,857

NAREIT Adjustments:
   Depreciation and amortization (B)        7,146            5,972           13,808           11,801
   Realized/Unrealized gain                     0             (671)             (99)          (5,465)
   Minority adjustments                      (366)            (652)            (737)          (1,021)
   Extraordinary Losses/Swap Losses            28                0               54                0

Other Adjustments:
   Amortization on rent notes                 337              304              557              502
   Real estate tax adjustment                   0            1,350                0            1,412
                                         ---------         ---------       ---------         --------
Funds From Operations                      15,125            8,179           27,173           16,086
                                         ---------         ---------       ---------         --------

Accrued Preferred Dividend                 (4,205)            (875)          (8,410)           (1,750)
                                         ---------         --------        ---------         ---------

Funds From Operations
Available For Common Shares               $10,920          $ 7,304          $18,763           $14,336
                                         =========        =========       ==========         =========

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


The increase in FFO available for common shares for the six months ended June 30, 1997 as compared to the same period in 1996 is due to the items described in cash provided by operating activities offset by the real estate tax adjustment of $1.4 million in 1996 and the $6.7 million increase in preferred dividends.

The increase in FFO for the three months ended June 30, 1997 as compared to the same period in 1996 is due to a $5.8 million increase in property NOI, a $1.7 million increase in interest/ other income, an $800,000 decrease in interest expense, which is offset by the $1.4 million real estate tax adjustment in 1996 and a $3.7 million increase in preferred dividends.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Capital Stock Transactions
On April 22, 1997, the Company completed its initial public offering in the U.S. of 16.1 million shares at a price of $14.00 per share. The proceeds from the offering will be used to acquire new assets and for general corporate purposes. The Company is listed on the New York Stock Exchange under the symbol CPP.


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

Stockholders' Distributions
Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company declared a dividend of $0.30 per common share, payable to all stockholders of record as of June 20, 1997 on July 31, 1997.

At the present time the Company is current in the payment of all preferred stockholder dividends.

Liquidity
At June 30, 1997, the Company had $222,574,000 in cash and cash equivalents and $40,107,000 in restricted cash. Restricted cash is being held by escrow agents for the One Norwest Center, 527 Madison Avenue and Washington Mutual Tower loans. Cornerstone also had available $10 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

New Pronouncements
During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129"), No. 130 "Reporting Comprehensive Income" ("SFAS 130"), and No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). All of these statements are effective for fiscal years beginning after December 15, 1997.

SFAS 128 specifies the computation, representation and disclosure requirements for earnings per share. SFAS 129 established standards for disclosing information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. SFAS 130 specifies the presentation and disclosure requirement for reporting comprehensive income which includes those items which have been formerly reported as a component of shareholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information.

Management believes that, when adopted, SFAS 128, 129, 130 and 131 will not have a significant impact on the Company's financial statements.

                           PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:
          1) Exhibit 11.1: Statement of Computation of Earnings Per Share

          2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

(b)       Reports on Form 8-K:

          1) Form 8-K/A dated January 22, 1997
             Item 7 - Financial Statements and Exhibits: Financial statements reflecting the acquisition of Tower 56 and One Lincoln Centre

          2) Form 8-K dated January 29, 1997
             Item 5 - Other Events: Board of Directors approval to acquire 527 Madison for approximately $67 million
             Item 7 - Financial Statements and Exhibits: Agreement of Sale and Purchase of 527 Madison

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

         4) Form 8-K/A dated February 24, 1997
            Item 7 - Financial Statements and Exhibits: Financial statements reflecting the acquisition of 527 Madison

         5) Form 8-K dated July 28, 1997
            Item 5 - Other Events: Conversion of NYSTERS and RODAMCO preferred stock.
            Item 7 - Financial Statements and Exhibits: Press release announcing conversion of NYSTERS and RODAMCO preferred stock.

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

                                          Date:  August 12, 1997


                                          By: /s/ Thomas P. Loftus.
                                             Thomas P. Loftus, Vice President
                                             and Controller
                                             (Principal Financial Officer)

                                          Date:  August 12, 1997