Form 10-Q
period 1997-09-30
CORNERSTONE PROPERTIES INC
filed 1997-11-13
CIK 702301

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For quarterly period ended September 30, 1997

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


Number of shares of Common Stock outstanding as of November 13, 1997: 83,176,819

Total pages = 15
Exhibit Index located on page 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1997            1996
                                                                            ------------    -----------
                                                                             (UNAUDITED)
ASSETS

Investments, at cost:
       Land                                                                   $  89,835       $  68,395
       Buildings and improvements                                               659,504         612,567
       Deferred lease costs                                                     126,375         118,700
                                                                              ---------       ---------
                                                                                875,714         799,662
       Less: Accumulated depreciation and amortization                          219,881         198,686
                                                                              ---------       ---------
          Total investments                                                     655,833         600,976

Cash and cash equivalents                                                       224,874         114,803
Restricted cash (Note 3)                                                         39,728           4,426
Other deferred costs, net of accumulated amortization of $1,647
and $1,140                                                                        3,795           3,562
Deferred tenant receivables                                                      36,208          34,747
Tenant and other receivables                                                      4,384           2,405
Notes receivable                                                                  2,007           2,911
Other assets                                                                      5,156           2,350
                                                                              ---------       ---------
TOTAL ASSETS                                                                  $ 971,985       $ 766,180
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Long-term debt (Note 4)                                                       $ 366,830       $ 400,142
Short-term debt (Note 3)                                                         35,000              --
Accrued interest payable                                                          1,522           1,082
Accrued real estate taxes payable                                                15,968          13,222
Common Stockholders' distribution payable                                        14,657          12,366
Accounts payable and accrued expenses                                             9,158           6,468
Unearned revenue and other liabilities                                            8,223           9,095
                                                                              ---------       ---------
TOTAL LIABILITIES                                                               451,358         442,375
                                                                              ---------       ---------

Minority Interest (Note 1)                                                      (17,356)        (17,478)
                                                                              ---------       ---------


Redeemable Preferred Stock, $166,500,000 redemption value (Note 6)                   --         162,743
                                                                              ---------       ---------

STOCKHOLDERS' INVESTMENT (Note 7)
7% Cumulative Convertible Preferred Stock, $16.50 stated value                   50,000          50,000
   15,000,000 shares authorized; 3,030,303 shares issued and outstanding
Common stock, no par value; 100,000,000 authorized shares;
    shares issued and outstanding (1997-48,856,742; 1996-20,609,754)
Paid-in capital                                                                 499,331         160,577
Accumulated deficit                                                              (9,123)        (30,789)
Deferred compensation                                                            (2,225)         (1,248)
                                                                              ---------       ---------
TOTAL STOCKHOLDERS' INVESTMENT                                                  537,983         178,540
                                                                              ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                $ 971,985       $ 766,180
                                                                              =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                      ENDED         ENDED          ENDED           ENDED
                                                  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                      1997           1996           1997            1996
                                                    --------       --------       ---------       --------
REVENUES
       Office and parking rentals                   $ 34,546       $ 27,774       $ 103,237       $ 80,687
       Interest and other income                       3,868          1,227           8,432          4,076
                                                    --------       --------       ---------       --------
           TOTAL REVENUES                             38,414         29,001         111,669         84,763
                                                    --------       --------       ---------       --------

EXPENSES
       Building operating expenses                     7,660          6,092          22,693         17,540
       Real estate taxes                               5,933          4,870          17,553         14,186
       Interest expense                                7,405          7,922          22,395         24,054
       Depreciation and amortization                   7,057          6,068          20,865         17,869
       General and administrative                      1,869          1,675           5,134          4,662
                                                    --------       --------       ---------       --------
           TOTAL EXPENSES                             29,924         26,627          88,640         78,311
                                                    --------       --------       ---------       --------
                                                       8,490          2,374          23,029          6,452
                                                    --------       --------       ---------       --------
OTHER INCOME (EXPENSES)
      Net gain on interest rate swaps (Note 1)            --            (64)             99          5,401
      Minority Interest                                 (414)          (331)         (1,408)        (1,017)
                                                    --------       --------       ---------       --------
Income before extraordinary item                       8,076          1,979          21,720         10,836

Extraordinary loss                                        --         (3,786)            (54)        (3,786)
                                                    --------       --------       ---------       --------

NET INCOME (LOSS)                                   $  8,076       $ (1,807)      $  21,666       $  7,050
                                                    ========       ========       =========       ========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK        $  7,201       $ (2,682)      $  12,381       $  4,425
                                                    ========       ========       =========       ========
INCOME (LOSS) BEFORE EXTRAORDINARY
ITEM PER COMMON SHARE (Note 1)                      $   0.18       $   0.05       $    0.37       $   0.40
                                                    ========       ========       =========       ========

NET INCOME (LOSS) PER COMMON SHARE (Note 1)         $   0.18       $  (0.13)      $    0.37       $   0.22
                                                    ========       ========       =========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS      NINE MONTHS
                                                                                         ENDED             ENDED
                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                          1997            1996
                                                                                        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                      $  21,666       $   7,050
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                                20,865          17,869
              Deferred compensation amortization                                              661             635
              Net gain on interest rate swaps                                                 (99)         (5,401)
              Extraordinary loss                                                               54           3,786
              Unbilled rental revenue                                                        (978)         (1,482)
              Increase (decrease) in accrued interest payable                                 440          (2,226)
              Minority interest share of income                                             1,408           1,017
              Increase in tenant and other receivables and other assets                    (4,772)         (5,070)
              Increase in accounts payable, accrued expenses and other liabilities          4,227           4,243
                                                                                        ---------       ---------

              Total adjustments                                                            21,806          13,371
                                                                                        ---------       ---------

              Net cash provided by operating activities                                    43,472          20,421
                                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to investment property                                                  (75,064)         (6,128)
        Repayment of notes receivable                                                         903             813
        Earnest deposits                                                                       --          (4,508)
        Deferred costs incurred on investments                                                 --            (406)
                                                                                        ---------       ---------

              Net cash used in investing activities                                       (74,161)        (10,229)
                                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from common stock offering                                               225,400              --
        Borrowings under mortgage loan                                                     35,000         116,000
        Repayment of term loan                                                            (32,500)             --
        Repayments under mortgage loans                                                      (812)        (98,121)
        Proceeds from dividend reinvestment plan                                            8,586           4,016
        Net payments for swap terminations and prepayment costs                              (216)         (6,665)
        (Increase) decrease in restricted cash                                            (35,302)          4,393
        Stock/debt issue costs                                                            (18,139)           (929)
        Distribution to minority partners                                                  (1,285)         (1,422)
        Distribution to preferred stockholders                                            (10,160)             --
        Distribution to common stockholders                                               (29,812)        (15,685)
                                                                                        ---------       ---------

              Net cash provided by financing activities                                   140,760           1,587
                                                                                        ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     110,071          11,779
CASH AND CASH EQUIVALENTS, beginning of period                                            114,803           7,740
                                                                                        ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                                $ 224,874       $  19,519
                                                                                        =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

    GENERAL
    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month and nine month periods presented have been included. Results for the three and nine months ended September 30, 1997 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    PRINCIPLES OF CONSOLIDATION
    The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

    INTEREST RATE SWAP AGREEMENTS
    The Company accounts for its interest rate swap agreements as hedges in accordance with SFAS No. 80 "Accounting for Futures Contracts" if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place. Currently, the Company is not a party to interest rate swap agreements.

    INCOME PER SHARE
    Income per share is computed based on the weighted average number of common shares outstanding of 33,494,282 for 1997 and 20,344,270 for 1996. For 1997
    and 1996, dividends applicable to preferred stock of $9,285,000 and $2,625,000 respectively, have been deducted from the net income in computing income per share.

    RECLASSIFICATIONS
    Certain prior period amounts have been reclassified to conform to the September 30, 1997 financial statement presentation.

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

2.  PROPERTIES
    The following schedule summarizes Cornerstone's interest in real estate investments at September 30, 1997:

                                                  Completed/    Net Rentable                   Ownership
 Property                  Location                Acquired     square feet      % Leased        Interest    Notes
------------------------------------------------------------------------------------------------------------------
 One Norwest Center        Denver, CO                   1983     1,188,000          99%           100%
 Norwest Center            Minneapolis, MN              1988     1,118,000          99%            50%
 Washington Mutual Tower   Seattle, WA                  1988     1,155,000          98%            50%
 125 Summer Street         Boston, MA              1989/1995       464,000          94%           100%
 Tower 56                  New York, NY            1983/1996       162,000          97%           100%
 One Lincoln Centre        Oakbrook  Terrace, IL   1986/1996       297,000          95%           100%
 The Frick Building        Pittsburgh, PA          1902/1996       341,000          88%           100%
 527 Madison Avenue        New York, NY            1986/1997       216,000          93%           100%        A

    (A) Effective February 14, 1997, Cornerstone, through its wholly-owned qualified REIT subsidiary, CStone-527 Madison, Inc., purchased 527 Madison Avenue in Midtown Manhattan, New York for approximately $67 million. 527 Madison Avenue is a twenty-six story Class A office building with approximately 211,000 square feet of office space, 5,000 square feet of first floor retail space and an underground parking facility for approximately 50 vehicles. The acquisition was financed with the proceeds from the Company's offering of Preferred Stock, completed in November 1996.

3.  RESTRICTED CASH
    The existing $35,000,000 mortgage on 527 Madison Avenue was kept in place and assigned to Bankers Trust Company as part of the purchase of the property. On October 27, 1997 the mortgage was repaid. Restricted cash is being held by escrow agents for real estate taxes and insurance on the One Norwest Center and Washington Mutual Tower loans.

4.  LONG-TERM DEBT

         Principal Balance
    9/30/97        12/31/96  Collateral                      Interest Rate        Maturity    Amortization          Notes
  -----------------------------------------------------------------------------------------------------------------------
  $12,926,000  $ 12,926,000  Rent Notes                      Lesser of 8.11%      01/01/01     None                    A
                                                             or LIBOR + 50bp
   97,018,000    97,706,000  One Norwest Center              7.50%                08/01/01     30 years
  110,000,000   110,000,000  Norwest Center                  8.74%                12/31/05     None
   79,100,000    79,100,000  Washington Mutual Tower         7.53%                11/01/05     None
   50,000,000    50,000,000  125 Summer Street               7.20%                01/01/03     25 years
                                                                                               beginning 02/01/01
   17,786,000    17,910,000  Tower 56                        7.67%                04/24/03     30 years
            -    32,500,000  Cornerstone Properties Inc.     5.0%                                                      B
 ------------  ------------
 $366,830,000  $400,142,000


(A) At maturity of the debt, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of market price or $14.30 per share.

(B)     On March 19, 1997, the $32,500,000 term loan was repaid to Deutsche Bank
        AG.

5.  LINE OF CREDIT
    Bankers Trust Company has provided Cornerstone with a $10,000,000 revolving credit line which is available for general corporate and acquisition purposes at a rate equivalent to an Adjusted Eurodollar Rate (as defined), as well as for the issuance of standby letters of credit at a rate of 0.15 percent. At September 30, 1997, none of the credit line had been drawn. The line of credit expired on November 7, 1997.

6.  REDEEMABLE PREFERRED STOCK

                                                                            Shares        Carrying Value       Common Stock
                                         Redemption/        Shares       Outstanding       Net of Issue         Conversion
   Title                                 Stated Value      Authorized    When Redeemed   Costs When Redeemed      Price
   ------------------------------------------------------------------------------------------------------------------------
   8% Cum. Convertible                  $145.00/Share      1,034,483         689,655       $97,609,000            $14.50
   8% Cum. Convertible, Series A        $145.00/Share        458,621         458,621       $64,906,000            $14.50
                                                                                          ------------
                                                                                          $162,515,000

    On July 25, 1997, the Redeemable Preferred shares were converted into 11,482,760 common shares. The contractual conversion was based upon meeting a $16.00 twenty day average common share price.

7.  STOCKHOLDERS' INVESTMENT
    On April 22, 1997, Cornerstone Properties Inc. completed its initial U.S. public offering of 16.1 million shares of common stock at a price of $14 per share for gross proceeds of $225.4 million. Cornerstone's stock began trading on the New York Stock Exchange under the symbol CPP.

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

    The following tables summarize the long-term incentive plans for certain officers of the Company as of September 30, 1997:

    STOCK OPTIONS

                  Options Granted  Exercise Price                      Options        Options
 Date of Grant    No. of shares)   (per share)     Vesting             Exercisable    Exercised
-----------------------------------------------------------------------------------------------
 June, 1995       787,500          $14.30          20%/yr, 10yr term       315,000           0
 March, 1997      880,000          $14.50          20%/yr, 10yr term             0           0


    RESTRICTED STOCK GRANTS

                 Shares Granted   Value at Grant
 Date of Grant   (No. of shares)  Date (per share)      Vesting (A)
 -----------------------------------------------------------------------------------------------------
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
                                                     June 30, 1998, 1999, 2000, 2001 and with respect to
                                                     46.668% on June 30, 2002.

(A) Deferred compensation of approximately $4,037,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.

    STOCKHOLDERS' DISTRIBUTIONS
    Dividends of $0.30 per share were declared for the first quarter of 1997, paid on April 30, 1997, to Common Stockholders of record as of March 21, 1997. Dividends of $0.30 per share were declared for the second quarter of 1997, paid on July 31, 1997, to Common Stockholders of record as of June 20, 1997. Dividends of $0.30 per share were declared for the third quarter of 1997, paid on October 31, 1997, to Common Stockholders of record as of September 19, 1997.

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

9.  SUBSEQUENT EVENTS
    On October 27, 1997 Bankers Trust and Chase Manhattan Bank provided Cornerstone with a $350 million line of credit for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR (as defined). The letters of credit will be priced at the applicable Eurodollar credit spread. At November 12, 1997, $54 million of the credit line was outstanding at a rate of LIBOR plus 1.25%. The line of credit expires on October 27, 2000.

    On October 27, 1997 the Company purchased interests in nine premier office buildings and an undeveloped parcel of land from Dutch Institutional Holding Company, Inc. for up to 34,187,500 shares of Cornerstone common stock, $259.5 million in cash and $250 million of promissory notes.

    On October 27, 1997 the common shareholders of the Company approved an increase in the authorized common shares from 100,000,000 to 250,000,000.

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
      OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


RESULTS OF OPERATIONS

CONSOLIDATION
Cornerstone's principal source of income is rental revenues received through its investment in six fee simple properties and two real estate partnerships held by nine wholly-owned subsidiaries: 1700 Lincoln Limited owned 90 percent by ARICO-Denver, Inc. and 10 percent by 1700 Lincoln Inc., NWC Limited Partnership owned by ARICO-Minneapolis, Inc., Third and University Limited Partnership owned by ARICO-Seattle, Inc., 125 Summer Street owned by CStone-Boston Inc., Tower 56 owned by CStone-New York Inc., One Lincoln Centre owned by CStone-Oakbrook, Inc., 527 Madison Avenue owned by CStone-527 Madison, Inc. and the Frick Building owned by CStone-Pittsburgh Trust, respectively. NWC Limited Partnership and Third and University Limited Partnership have been consolidated since Cornerstone has a majority interest in the economic benefits and has the right to become managing general partner at its sole discretion.

PROPERTY RESULTS

For the three and nine months ended September 30, 1997 and 1996 property results can be summarized as follows (000's):


                                     For the three    For the three      For the nine    For the nine
                                      months ended     months ended      months ended    months ended
                                      September 30,    September 30,     September 30,    September 30,
                                          1997             1996              1997              1996
------------------------------------------------------------------------------------------------------
Office and Parking Rentals               $34,546          $27,774          $103,237          $80,687
Less:
  Building Operating Expenses              7,660            6,092            22,693           17,540
  Real Estate Taxes                        5,933            4,870            17,553           14,186
  Depreciation and Amortization            7,057            6,068            20,865           17,869
                                         -------          -------          --------          -------

Total Operating Expenses                  20,650           17,030            61,111           49,595
                                         -------          -------          --------          -------
Total Property Income                    $13,896          $10,744          $ 42,126          $31,092
                                         =======          =======          ========          =======


The increase in property income for the three months ended September 30, 1997 as compared to the same period in 1996 of $3.1 million was due to the acquisition of One Lincoln Centre ($1.0 million), and the Frick Building ($0.4 million) during 1996, and 527 Madison Avenue ($1.2 million) in early 1997. At the existing properties, property income at Norwest Center increased $0.5 million due to the recovery of the increased real estate taxes which were incurred in 1996. Washington Mutual Tower increased $0.3 million due to increased rental rates and higher parking revenues. The property income at 125 Summer Street decreased $0.4 million due to the vacancy caused by the expiration of Gadsby and Hannah and the reduction of rent in the BTM Capital Corporation lease. One Norwest Center and Tower 56 combined property income increased by $0.1 million.

The increase in property income for the nine months ended September 30, 1997 as compared to the same period in 1996 of $11.0 million was due to the acquisition of Tower 56 ($1.1 million), One Lincoln Centre ($2.9 million), and the Frick Building ($1.3 million) during 1996 and 527 Madison Avenue ($3.6 million) in early 1997. At the existing properties, property income at One Norwest Center increased $0.9 million due to a lease buyout of a portion of the Norwest Bank space in order to allow for the Gulf Canada expansion. Norwest Center increased $1.9 million due to the recovery of the increased real estate taxes which were incurred in 1996. Washington Mutual Tower increased $0.9 million due to increased rental rates and higher parking revenues. The property income at 125 Summer Street decreased $1.6 million due to the vacancy caused by the expiration of Gadsby and Hannah and the reduction of rent in the BTM Capital Corporation lease.

INTEREST AND OTHER INCOME

Interest and other income was $3,868,000 and $1,227,000 for the three months ended September 30, 1997 and 1996, respectively. These amounts primarily consist of interest earned from short-term investments, notes receivable from partners, and income from the advisory contracts in 1997 and 1996. The increase was due to the additional cash available for short-term investment as a result of the initial public offering.

Year to date interest and other income was $8,432,000 in 1997 and $4,076,000 in 1996. These amounts primarily consist of interest earned from short-term investments, interest earned on the Tower 56 mortgage notes receivable in 1996, notes receivable from partners, and income from the advisory contracts in 1997 and 1996. The increase was due to the additional cash available for short-term investment as a result of the initial public offering.

INTEREST EXPENSE
Interest expense incurred by Cornerstone relating to its financing activities was $7,405,000 and $7,922,000 for the three months ended September 30, 1997 and 1996, respectively. The decrease was primarily due to the refinancing of the One Norwest Center debt resulting in savings of $217,000 and approximately $406,000 of savings resulting from the repayment of the $32.5 million term loan. These amounts are partially offset by approximately $106,000 of increased amortization of deferred financing costs.

Interest expense incurred by Cornerstone relating to its financing activities was $22,395,000 and $24,054,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily due to the refinancing of the One Norwest Center debt resulting in savings of $1,320,000, which is offset by the $444,000 of interest expense on Tower 56 which was financed in the second quarter of 1996 and increased financing cost amortization of $53,000. Additionally, the Company had approximately $836,000 of savings resulting from the repayment of the $32.5 million term loan.

INTEREST RATE SWAPS
During 1996 and 1997 the Company had the following interest rate swaps outstanding:

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

For the nine month period ended September 30, 1996, interest expense of the Company included approximately $467,000 of expense related to interest rate swap agreements. Since the $98 million swap was a forward swap and accounted for on a mark to market basis, it had no effect on the reported interest expense of the Company. This swap was terminated during the first quarter of 1997 at a gain of $99,000 compared to the mark to market gain in the first three quarters of 1996 of $5.4 million. The Company currently is not a party to interest rate swap agreements.

GENERAL AND ADMINISTRATIVE EXPENSES
The aggregate amount of Cornerstone's general and administrative expenses have increased to $1,869,000 for the three months ended September 30, 1997 from $1,675,000 for the same period in 1996. The increase in 1997 from 1996 of $194,000 was due to increased staffing.

The aggregate amount of Cornerstone's general and administrative expenses have increased to $5,134,000 for the nine months ended September 30, 1997 from $4,662,000 for the same period in 1996. The increase in 1997 from 1996 of $472,000 was due to the write off of certain expenses related to abandoned projects of $144,000, and increased salaries and benefits due to the hiring of additional staff of $218,000 and public relations consultants of $110,000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (000'S)

                                   For the nine months                      For the nine months
Cash flow provided by (used in):   ended September 30, 1997              ended September 30, 1996
-------------------------------------------------------------------------------------------------
Operating activities                       $43,472                                $20,421
Investing activities                       (74,161)                               (10,229)
Financing activities                       140,760                                  1,587
Earnings to fixed charges ratio               1.39                                   1.17

Cash provided by operating activities increased from $20.4 million for the nine months ended September 30, 1996 to $43.5 million for the nine months ended September 30, 1997. This increase was mainly due to the increase in net rental revenues (before depreciation and amortization) from the properties of $14.0 million, interest expense savings of $4.3 million on a cash basis, a reduction in unbilled rental income of $0.5 million, an increase in minority interest of $0.4 million and increased interest income from higher cash reserves of $4.4 million; these amounts are offset by an increase of approximately $0.5 million of general and administrative expenses.

Cash used in investing activities increased to $74.2 million for the nine months ended September 30, 1997 from $10.3 million for the nine months ended September 30, 1996 due to the acquisition of 527 Madison Avenue during 1997 for a total cost of $67 million.

Cash providing by financing activities increased to $140.8 million for the nine months ended September 30, 1997 as compared to $1.6 million as of September 30, 1996. The increase was mainly due to the placement proceeds from the initial public offering which is offset by common and preferred stockholder distributions and the repayment of the $32.5 million term loan.

The ratio of earnings to fixed charges and dividends on preferred stock increased to 1.39 times at September 30, 1997 from 1.17 times at September 30, 1996 due to the substantial reduction of the Company's leverage ratio and the conversion of the 8% preferred shares into common stock.

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

The Company no longer reports free and deferred rental income as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for the three months ended September 30, 1997 and 1996, is a reduction of approximately $38,000 and an increase of approximately $85,000, respectively, for free and deferred rental income (after adjustment for minority interest). Included in FFO for the nine months ended September 30, 1997 and 1996, is approximately $746,000 and $751,000, respectively, of free and deferred rental income (after adjustment for minority interest).

The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and nine month periods ended September 30, 1997 and 1996, respectively (in thousands):

                                                                       FUNDS FROM OPERATIONS (A)

                                                 THREE MONTHS       THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                     ENDED              ENDED               ENDED              ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                      1997               1996               1997               1996
                                                    --------           --------           --------           --------
Net income                                          $  8,076           $ (1,807)          $ 21,666           $  7,050

NAREIT Adjustments:
   Depreciation and amortization (B)                   7,057              6,068             20,865             17,869
   Realized/Unrealized gain                                0                 64                (99)            (5,401)
   Minority adjustments                                 (307)              (372)            (1,044)            (1,393)
   Extraordinary Losses/Swap Losses                        0              3,786                 54              3,786

Other Adjustments:
   Amortization on rent notes                            346                311                903                813
   Real estate tax adjustment                              0                695                  0              2,107
                                                    --------           --------           --------           --------
FUNDS FROM OPERATIONS                                 15,172              8,745             42,345             24,831
                                                    --------           --------           --------           --------

Accrued Preferred Dividend                              (875)              (875)            (9,285)            (2,625)
                                                    --------           --------           --------           --------

FUNDS FROM OPERATIONS
AVAILABLE FOR COMMON SHARES                         $ 14,297           $  7,870           $ 33,060           $ 22,206
                                                    ========           ========           ========           ========

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

The increase in FFO for the three months ended September 30, 1997 as compared to the same period in 1996 is due to a $4.1 million increase in property net operating income, a $2.6 million increase in interest and other income, a $0.5 million decrease in interest expense, which was offset by the $0.7 million real estate tax adjustment in 1996 and a $0.2 million increase in general and administrative expenses.

The increase in FFO available for common shares for the nine months ended September 30, 1997 is due to a $14.0 million increase in property net operating income, a $4.3 million increase in interest and other income, a $1.7 million decrease in interest expense, and a $0.1 million increase in rent note amortization. These amounts are offset by a $0.5 million increase in general and administrative expenses, $2.1 million of real estate tax adjustment in 1996 and an increase of $6.7 million of preferred dividends.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

CAPITAL STOCK TRANSACTIONS
On April 22, 1997, the Company completed its initial public offering in the U.S. of 16.1 million shares of common stock at a price of $14.00 per share. The proceeds from the offering will be used to acquire new assets and for general corporate purposes. The Company is listed on the New York Stock Exchange under the symbol CPP.

On July 25, 1997, the 1,148,276 shares of Redeemable Preferred stock were converted into 11,482,760 common shares. The contractual conversion was based upon meeting a $16.00 twenty day average common share price.

LONG TERM DEBT
The Company was required under the terms of its $32.5 million term loan with Deutsche Bank AG to repay the loan upon the completion of its initial public offering (IPO) in the United States. In anticipation of the IPO and listing on the New York Stock Exchange, the Company repaid this loan on March 19, 1997. The Company has no long-term debt maturing until 2001.

OTHER MATTERS
The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. A majority of the Company's leases require the tenants to pay most operating expenses as well as increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

STOCKHOLDERS' DISTRIBUTIONS
Cornerstone intends to distribute at least 95 percent of its taxable income to maintain its qualification as a Real Estate Investment Trust. Currently, Cornerstone anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company declared a dividend of $0.30 per common share, payable to all stockholders of record as of September 19, 1997 on October 31, 1997.

At the present time the Company is current in the payment of all preferred dividends.

LIQUIDITY
At September 30, 1997, the Company had $224,874,000 in cash and cash equivalents and $39,728,000 in restricted cash. Restricted cash is being held by escrow agents for the One Norwest Center, 527 Madison Avenue and Washington Mutual Tower loans. Cornerstone also had available $10 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships and rental income from its fee owned properties on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
On October 27, 1997, the Company purchased interests in nine office buildings and an undeveloped parcel of land from Dutch Institutional Holding Company for a combination of the Company's common stock, promissiry notes and cash. $211,312,500 of the cash portion of the consideration was provided from the Company's U.S. initial public offering of 16,100,000 shares of common stock. The Company registered $700,000,000 of common stock on a registration statement effective April 15,1997 (Commission number 333-18303). The gross proceeds of the offering were $225,400,000 with fees of $14,087,500 for net proceeds of $211,312,500. The offering was underwritten by Merrill Lynch & Co. and included Lazard Freres & Co. LLC, Lehman Brothers, Morgan Stanley & Co., Inc., and BT Securities Corporation as co-managers. The net proceeds were utilized as provided in the Company's prospectus.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
           1)  Exhibit 11.1: Statement of Computation of Earnings Per Share

           2)  Exhibit 12.1: Statement of Computation of Earnings to Fixed
               Charges

           3) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

           4)  Exhibit 99.1: Supplemental Information to Quarterly Earnings
               Release

(b)     Reports on Form 8-K:

           1)  Form 8-K/A dated January 22, 1997
               Item 7 - Financial Statements
               and Exhibits:   Financial statements reflecting the acquisition
                               of Tower 56 and One Lincoln Centre

           2) Form 8-K dated January 29, 1997
               Item 5 - Other Events:
                               Board of Directors approval to acquire 527
                               Madison Avenue for approximately $67
                               million
               Item 7 - Financial Statements
               and Exhibits:   Agreement of Sale and Purchase of 527
                               Madison Avenue


           3) Form 8-K/A dated February 21, 1997
               Item 2 - Acquisition or Disposition
                of Assets:     Clarification on the Frick Building acquisition.
               Item 7 - Financial Statements
               and Exhibits:   Clarification on the pro forma financial
                               statements of One Lincoln Centre and Tower 56.

           4)  Form 8-K/A dated February 24, 1997
               Item 7 - Financial Statements
               and Exhibits:   Financial statements reflecting the acquisition
                               of 527 Madison Avenue

           5)  Form 8-K dated July 28, 1997
               Item 5 - Other Events:
                               Conversion of NYSTERS and RODAMCO preferred
                               stock.
               Item 7 - Financial Statements
               and Exhibits:   Press release announcing conversion of NYSTERS
                               and RODAMCO preferred stock.

           6)  Form 8-K dated October 30, 1997
               Item 2 - Acquisition or Disposition
               of Assets:      Shareholder approval of Dutch Institutional
                               Holding Company, Inc. Acquisition and Acquisition
                               of Dutch Institutional Holding Company, Inc.
                               Portfolio
               Item 7 - Financial Statements
               and Exhibits:   Press releases announcing shareholder approval
                               of Dutch Institutional Holding Company, Inc.
                               Acquisition and Acquisition of Dutch
                               Institutional Holding Company, Inc. Portfolio

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORNERSTONE PROPERTIES INC.
                                       (Registrant)


                                       By: /s/ John S. Moody
                                           ----------------------------------
                                           John S. Moody, President and CEO

                                       Date:  November 13, 1997


                                       By: /s/ Thomas P. Loftus
                                           ----------------------------------
                                           Thomas P. Loftus, Vice President
                                           and Controller
                                           (Principal Accounting Officer)

                                       Date:  November 13, 1997


                                       By: /s/ Kevin P. Mahoney
                                           ----------------------------------
                                           Kevin P. Mahoney, Vice President
                                           and Treasurer
                                           (Principal Financial Officer)

                                        Date:  November 13, 1997