Form 10-K405
period 1997-12-31
CORNERSTONE PROPERTIES INC
filed 1998-03-30
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                       or

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         COMMISSION FILE NUMBER 0-10421
                            ------------------------

                          CORNERSTONE PROPERTIES INC.

             (Exact name of Registrant as specified in its Charter)

                   NEVADA                              74-2170858
      (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation and organization)

                              126 EAST 56TH STREET
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                     10022
                                   (Zip Code)

                                 (212) 605-7100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                                    NAME OF EACH EXCHANGE ON WHICH REGISTERED:
------------------------------------------------------  ------------------------------------------------------
Common Stock, no par value                              New York Stock Exchange
                                                        Dusseldorf Stock Exchange
                                                        Frankfurt Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    Aggregate market value of registrant's voting Common Stock held by non-affiliates as of March 26, 1998: $1,794,658,239.

Number of shares of Common Stock outstanding as of March 26, 1998: 98,015,196.

Index of Exhibits: See Item 14(c) page 52.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                                     Part of Form 10-K
                                                                                                        into which
                                                                                                       incorporated
                                                                                                   ---------------------
Proxy Statement for Annual Meeting of Stockholders to be held May 20, 1998.......................         Part III

Total Number of Pages: 60
Exhibit Index: Page 49

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Cornerstone Properties Inc. ("Cornerstone" or the "Company") is a self-advised real estate investment trust ("REIT") which owns, through subsidiaries, interests in 19 Class A office properties comprising nearly 11 million rentable square feet (collectively, the "Properties," and each interest, a "Property"). The Properties are located in ten major metropolitan areas throughout the United States: Atlanta, Boston, Charlotte, suburban Chicago, Denver, Minneapolis, New York City, Pittsburgh, Seattle and Washington, D.C. and surrounding suburbs. All of the Properties were built between 1979 and 1991, with the exception of the Pittsburgh Property, which was substantially renovated in 1988. The Company's strategy is to own Class A office properties in prime Central Business District ("CBD") locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. The Company recently formed an umbrella limited partnership real estate investment trust ("UPREIT"), which will allow the Company to acquire properties in transactions that will provide sellers with tax-deferred treatment of capital gains. As part of the UPREIT formation, all of the Company's interests in the Properties are held by or through a Delaware limited partnership, Cornerstone Properties Limited Partnership (the "Operating Partnership"), of which the Company is the sole general partner. The Company currently owns directly or indirectly 99.17% of the outstanding units of partnership interest in the Operating Partnership (excluding certain preferred units owned by the Company).

    The Company focuses its professional and executive staff on the execution of its acquisition and management strategy, including market research, budgeting, leasing, capital planning, finance and asset management. The Company engages prominent regional or national third-party management companies to provide day-to-day property management functions at the local level. The Company believes that its use of third-party property managers offers a flexible, cost-efficient and demonstrably effective means for managing a national office portfolio, as historically its Properties have consistently outperformed their respective submarkets Class A property rent and occupancy levels. In all cases, the Company retains full responsibility for capital planning, budgeting, leasing, major tenant relationships, financing and strategic initiatives with respect to its Properties.

    As a major owner of Class A office properties, management believes that the Company is well positioned to capitalize on the expected improvement in the fundamentals for office property markets in the United States. Management also believes that the Company can continue to use its portfolio of premium quality assets, proven access to multiple sources of debt and equity capital and efficient management structure to expand nationally through the use of UPREIT unit transactions and stock-for-asset transactions.

    The Company was incorporated under the laws of the State of Nevada in May 1981. The Company's principal place of business is located at Tower 56, 126 East 56th Street, New York, New York 10022.

                              BUSINESS OBJECTIVES

BUSINESS STRATEGY

    The Company's primary objective is to maximize long-term stockholder value through growth in funds from operations ("FFO") per share and through appreciation in the value of its holdings. The Company's strategies to accomplish this objective are to:

    - Seek external growth by acquiring additional Class A office properties with local submarket and asset characteristics consistent with the Properties currently in its portfolio; and

    - Generate internal growth by aggressively maintaining, managing and leasing its Properties, increasing rent, maintaining high occupancy and tenant retention levels and maximizing current returns and long-term value.

EXTERNAL GROWTH STRATEGY

    The Company will continue to pursue significant growth in its asset base to the extent that appropriate Class A office properties and financing are available on attractive terms. The Company will continue to implement its external growth strategies by acquiring properties and portfolios of properties with the following characteristics:

    - CLASS A OFFICE PROPERTIES. The Company believes that its strategy of investing in and owning Class A office properties has the following benefits: (i) Class A properties can currently be acquired at prices that produce attractive yields for the Company and are accretive to earnings;
      (ii) Class A properties typically maintain higher occupancies because, when overall vacancy rates are rising, tenants often take the opportunity to relocate to better located and higher quality buildings; and (iii) Class A properties generally attract tenants with strong credit, resulting in a more stable source of cash flow.

    - MAJOR METROPOLITAN AREAS. The Company intends to continue targeting properties located in the CBDs and major suburban submarkets of major metropolitan areas. Target markets typically exhibit underlying economic, demographic and employment trends that lead to the positive net absorption of Class A office space. The Company also expects future acquisitions to be concentrated in submarkets where high barriers to entry reduce the likelihood that new office space will be constructed; such barriers to entry may include a limited supply of attractive building sites and significant regulatory constraints on new development.

    - DISCOUNT TO REPLACEMENT COST. The Company expects to continue acquiring properties at discounts to replacement cost that possess one or more competitive advantages, such as a superior location, quality construction, high-quality tenancy, efficient floorplates and modern building systems. Because Class A properties being considered for acquisition by the Company are at prices below replacement cost, the opportunity exists for the Company to enhance property performance and operating income, thereby increasing asset values, before potentially competitive new construction is justified in most markets.

    - UPREIT UNIT TRANSACTIONS AND STOCK-FOR-ASSET SWAPS. The Company believes that opportunities exist for it to grow its asset base and increase earnings through UPREIT unit transactions and stock-for-asset swaps with major institutional owners of property. For example, a number of major pension funds and life insurance companies have publicly announced initiatives to exchange portfolios of direct real estate holdings for securities of publicly traded companies in order to improve portfolio diversification, liquidity and overall investment returns. The Company believes that the very high quality of the Properties and its intended future acquisitions should make the Company an attractive vehicle for swap transactions and afford access to a broader range of acquisition opportunities.

INTERNAL GROWTH STRATEGY

    The Company believes that its existing portfolio offers opportunities for growth through the Company's active and aggressive asset management program, which emphasizes maintaining a strong market position based on superior asset quality and tenant service. The Company will continue to implement its internal growth strategies through the following:

    - RENTAL RATE INCREASES. Based on its own historical activities and knowledge of its local marketplaces, the Company believes that occupancy levels and net rents in most of its submarkets are increasing but, on average, that net rents must still rise significantly in order to justify and finance new construction. The Company believes that these market dynamics should enable it to realize rental rate increases without facing potentially competitive new construction. Ultimately, the Company believes that its high-quality assets will continue to compete very effectively even when market rents rise sufficiently to justify new construction.

    - MAINTENANCE. The Company places strong emphasis on programs for regular maintenance of the Properties as well as periodic refurbishment, renovation and redevelopment where such investment provides attractive returns and cash flow growth. Higher maintenance levels generally allow building systems to operate more efficiently, thereby reducing operating expenses to a level which is lower than that of competing properties. In addition, many of the Company's capital and maintenance expenditures, such as the upgrading of a building's electrical system, are designed to produce ongoing operational efficiencies in order to increase cash flow and long-term value.

    - PROACTIVE LEASING PROGRAM. The Company believes that retention of existing tenants, and the leasing of additional space to those tenants, is important to a property's stability and enhances its cash flow and value over time. Maximizing tenant retention reduces the cost of lease rollovers and rental revenue fluctuations by removing "down" periods between tenant occupancies and reducing the "up front" costs (tenant improvements and leasing commissions) of signing leases. Therefore, the Company's senior management focuses significant attention on negotiating lease terms for prospective new tenants and on working with existing tenants to negotiate lease renewals that meet the tenant's changing space needs.

FINANCING STRATEGY

    The Company believes that in order to continue to maximize the value of its stockholders' equity and to execute its growth strategies, it is essential to implement and periodically review a diversified financing strategy that: (i) incorporates long-term, secured and unsecured corporate debt; (ii) minimizes exposure to fluctuations of interest rates; and (iii) maintains maximum flexibility to manage the Company's short-term cash needs. Furthermore, the Company believes that its capital structure will be conducive to and allow flexibility for the aggressive growth that the Company seeks to achieve. The Company anticipates employing the following strategies to enhance stockholder value:

    - ACCESS TO MULTIPLE CAPITAL SOURCES. Because of the high quality of its assets, the Company believes that it has several competitive advantages in its ability to access equity capital from several different sources on attractive terms. This financial flexibility should enable the Company to choose from among several equity alternatives and to select the capital source that best meets the Company's needs at that time. The Company expects to continue to access capital from the most cost-efficient sources, including public and private equity and debt.

    - PRUDENT LEVERAGE. The Company will use leverage prudently to take advantage of what it believes to be the positive spread between the total return on investment and the cost of debt financing in the Class A office property market. Historically, the Company has employed somewhat higher levels of leverage than property companies holding assets of lesser quality, since the Company's high-quality assets and tenancy have generally produced occupancy rates, rent levels and income streams that are higher and more stable than those associated with lower quality assets. The Company believes that its use of leverage has been and will continue to be consistent with its ownership of very high-quality assets in which a large portion of its tenants carry investment-grade long-term debt ratings. Approximately 34% of its Full Service Straight-Line Rent (as defined herein) is received from tenants which carry investment-grade long-term debt ratings.

    - CREDIT FACILITY. The Company has obtained a three-year, $350 million unsecured credit facility (the "Revolving Credit Facility") from Bankers Trust Company and The Chase Manhattan Bank. The Revolving Credit Facility has been and will continue to be used for the acquisition of additional properties as well as for general working capital purposes. Borrowings under the Revolving Credit Facility bear interest at a rate between 1.10% and 1.40% above the London Interbank Offered Rate ("LIBOR"), depending upon the Company's ratio of total debt to asset value at the time of borrowing.

    - REDEPLOYMENT OF ASSETS. The Company periodically reviews its portfolio of Properties to determine whether any assets are inconsistent with its long-term business objectives and should, therefore, be sold and the proceeds therefrom applied to the acquisition of more suitable assets. The Company currently intends to sell The Frick Building and a parcel of land, but no assurance can be given that the Company will be able to locate a willing buyer or sell the Properties at an attractive price.

                              RECENT DEVELOPMENTS

    From January 1, 1997 through March 26, 1998, the Company has completed more than $1.4 billion of real estate investments, consisting of 12 Class A office properties containing approximately 6.2 million rentable square feet and one undeveloped parcel of land (collectively the "Acquired Properties"). With the purchase of the Acquired Properties, the Company increased its investments in real estate by approximately 192%.

1997 AND 1998 COMPLETED ACQUISITIONS

    Information regarding 1997 and 1998 acquisitions is as of March 26, 1998.

    527 MADISON AVENUE. On February 14, 1997, Cornerstone acquired 527 Madison Avenue in Midtown Manhattan, New York for approximately $67 million. Constructed in 1986, 527 Madison Avenue is a 26-story Class A office building with approximately 211,000 square feet of office space, 5,000 square feet of first floor retail space and an underground parking facility for approximately 50 vehicles.

    DIHC PORTFOLIO. After receiving stockholder approval on October 27, 1997, the Company acquired (the "DIHC Acquisition") interests in nine Class A office properties, comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 Properties), Atlanta (2 Properties), Boston (2 Properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively the "DIHC Properties") and certain secured and unsecured loans.

    The DIHC Acquisition was effected by the Company purchasing all of the outstanding stock of certain direct and indirect subsidiaries of Dutch Institutional Holding Company, Inc. ("DIHC") that owned interests in the DIHC Properties, together with certain loans to such subsidiaries held by Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM"). DIHC is a wholly-owned subsidiary of PGGM. As consideration for the DIHC Acquisition, PGGM and DIHC together received approximately $1.06 billion, consisting of approximately 34 million shares of Common Stock (approximately 41% of the outstanding shares of the Company at that time), approximately $260 million in cash and $250 million in promissory notes. Below is a brief property description of the nine Properties described above:

    191 PEACHTREE STREET. Located in downtown Atlanta, 191 Peachtree Street is a 50-story Class A multi-tenant office building containing 1,221,000 square feet. Attached to the building is a 16-story parking deck with 1,386 spaces.

    MARKET SQUARE. Located in Washington D.C., Market Square comprises two free standing Class A office buildings which are mirror images of each other. Each building contains eight floors of office space, a plaza and a concourse level, plus four floors of condominium residential units. The condominium residential units are owned separately. The total area of the Market Square property is 689,000 square feet and a four level below grade parking garage with 777 spaces. Of this total area, 631,000 square feet is office space and 58,000 square feet is retail space.

    500 BOYLSTON STREET. Located in the Back Bay submarket of Boston, 500 Boylston Street is a 25-story Class A office building with approximately 650,000 square feet of office space and approximately 65,000 square feet of first and second floor retail space. Parking for 1,000 cars is shared with 222 Berkeley Street and is located three levels below grade.

    222 BERKELEY STREET. Located in the Back Bay submarket of Boston, 222 Berkeley Street is a 22-story Class A office building with approximately 485,000 square feet of office space and approximately 46,000 square feet of first and second floor retail space. Parking for 1,000 cars is shared with 500 Boylston Street and is located three levels below grade.

    CHARLOTTE PLAZA. Located in the Uptown district of Charlotte's CBD, Charlotte Plaza is a 27-story, Class A office building with approximately 613,000 square feet of office space and an eight-level, 863 space parking garage.

    200 GALLERIA. Part of a four-office building complex containing a total of over 1.5 million square feet of space, 200 Galleria, which is located in northwest Atlanta, is a 20-story Class A office building with approximately 433,000 square feet of office space. The building is connected to a seven-level, 2,551-car parking garage which serves both the 200 and 300 Galleria buildings.

    11 CANAL CENTER, 99 CANAL CENTER AND TRANSPOTOMAC PLAZA 5. These three buildings are located within two adjacent office complexes in the waterfront office district of Alexandria, Virginia. The four-story building at 11 Canal Center contains 70,000 square feet and the six-story building at 99 Canal Center contains 138,000 square feet. The buildings have access to an underground parking facility that is shared with the other buildings of the Canal Center Complex in which 187 spaces are allocated to 11 Canal Center and 370 spaces are allocated to 99 Canal Center. TransPotomac Plaza 5 is a ten-story, triangular office building with 96,000 net rentable square feet. Underground parking is allocated between the five-building, three-acre complex with TransPotmac Plaza 5 receiving an allocation of 222 spaces.

    SIXTY STATE STREET. On December 31, 1997, Cornerstone purchased the second mortgage on this 38-story, 823,000 square foot Class A office building in the heart of Boston's CBD for $131.5 million. The building has an underground parking facility capable of accommodating 215 vehicles. The mortgage is a cash flow mortgage through which all of the economic benefits (subject to the first mortgage) will inure to the Company. The $78.4 million first mortgage on the Property has been recorded as an $89.6 million liability as a result of its above-market interest rate. The Company controls all major decisions regarding the Property's management and leasing.

    CORPORATE 500 CENTRE. On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. This Property consists of four Class A office buildings with approximately 679,000 rentable square feet. The consideration paid for this Property was approximately $135 million in cash and approximately $15 million in UPREIT units, priced at $18.50 per unit, for a total purchase price of approximately $150 million.

    The Company has undertaken the DIHC Acquisition and the other recent acquisitions in order to solidify the Company's status as a leading Class A office REIT, and to further its objective of growing its earnings and asset base by acquiring high-profile Class A office properties in major real estate markets nationwide. Additional benefits of these acquisitions are expected to include:
(i) accretive effects to the Company's earnings; (ii) strong expansion of the Company's existing presence in Boston, New York and suburban Chicago; (iii) establishment of initial market presence in Atlanta, Charlotte and Washington, D.C.; (iv) significant improvement in overall rent roll and a leveling of the Company's lease expiration schedule; and (v) improvement of operating margins by almost doubling the size of the Company's asset base while reducing the projected increases in corporate overhead on a percentage basis.

OTHER RECENT DEVELOPMENTS

    INITIAL U.S. PUBLIC OFFERING. On April 21, 1997, the Company completed the initial public offering of 16,100,000 new shares of Common Stock at a price of $14.00 per share. The Company's Common Stock is listed on the New York Stock Exchange. The shares were sold by a group of underwriters led by Merrill Lynch. The Company received net proceeds of approximately $207.8 million ($225.4 million gross proceeds less an underwriting discount of approximately $14.1 million and expenses of approximately $3.5 million).

    CONVERSION OF PREFERRED STOCK. On July 25, 1997, all of the outstanding shares of 8% Cumulative Convertible Preferred Stock and 8% Cumulative Convertible Preferred Stock, Series A, of the Company (collectively, the "8% Preferred Stock"), which were held by the New York State Teachers' Retirement System ("NYSTRS") and Rodamco N.V. (together with its subsidiaries, "Rodamco"), respectively, were converted into 6,896,550 and 4,586,210 shares of Common Stock, respectively.

    TERMS OF THE REVOLVING CREDIT FACILITY. On October 27, 1997, Bankers Trust Company and The Chase Manhattan Bank provided the Company with the $350 million Revolving Credit Facility for acquisitions and general working capital purposes as well as the issuance of letters of credit. The Revolving Credit Facility was amended and restated on January 20, 1998. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR. The letters of credit will be priced at the applicable Eurodollar credit spread. The line of credit expires on October 27, 2000.

    AMENDMENTS OF RESTATED ARTICLES OF INCORPORATION. On October 27, 1997, the stockholders of the Company approved the adoption of three amendments to the Company's Restated Articles of Incorporation (the "Articles of Incorporation"). One amendment (the "REIT Amendment") added new provisions to the Articles of Incorporation that are designed to cause the Company to become a "domestically controlled REIT" under the Code. Status as a domestically controlled REIT may be beneficial to certain stockholders who are nonresident alien individuals, foreign corporations, foreign partnerships, foreign trust or foreign estates ("Non-U.S. Stockholders") and who hold or have held substantial positions in the Common Stock. The REIT Amendment provides that shares of the Company's capital stock may not be transferred by any U.S. Person (as defined) to any person if such transfer would cause a Non-U.S. Person (as defined) to become the direct or indirect owner of more than 3% of the value of the outstanding shares of any class of capital stock of the Company. The other two amendments amended the Articles of Incorporation to (i) increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 and (ii) include a provision clarifying the mechanics of settling trades on the New York Stock Exchange.

    TOWER 56. On January 5, 1998, the Company purchased the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. All cash flow and the residual value of Tower 56 will now inure to the Company.

    FORMATION OF UPREIT. On January 20, 1998, the Company formed an umbrella limited partnership or UPREIT. As part of the UPREIT formation, substantially all of the Company's interests in the Properties are held by or through the Operating Partnership, a Delaware limited partnership, of which the Company is the sole general partner. The Company currently owns directly or indirectly 99.17% of the outstanding units of partnership interest ("UPREIT units") in the Operating Partnership (excluding certain preferred units owned by the Company). The purpose of forming an UPREIT is to create an acquisition vehicle attractive to sellers whose sale of properties to the Company in exchange for UPREIT units may be characterized as a tax-deferred capital contribution rather than a taxable sale.

    SECONDARY PUBLIC OFFERING. On February 6, 1998, the Company completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the United States through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million ($262,343,750 gross proceeds less an underwriting discount of $13,728,125 and expenses of approximately $750,000). The net proceeds were used to repay the Company's acquisition line of credit and for working capital purposes.

                             REGULATORY COMPLIANCE

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of such removal or remediation could be substantial. Additionally, the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to borrow using such real estate as collateral. All of the Properties had environmental site assessments conducted by independent environmental consultants and have been inspected for hazardous materials as part of the Company's acquisition inspections. None of the assessments have revealed any environmental conditions requiring material expenditures for remediation. No assurance can be given that these assessments or the Company's inspections have revealed all environmental liabilities and problems relating to its Properties.

    The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances. To date, compliance with federal, state and local environmental protection regulations has not had a material effect upon the Company. However, there can be no assurance that costs of investigating and remediating environmental matters with respect to properties currently or previously owned by the Company or properties that the Company may acquire in the future, or other expenditures or liabilities (including claims by private parties) resulting from hazardous substances present in, on, under or above such properties or resulting from circumstances or other actions or claims relating to environmental matters, will not have a material adverse effect on the Company and its ability to make distributions to stockholders.

OTHER REGULATIONS

    The Properties are, and properties that the Company may acquire in the future will be, subject to various other federal, state and local regulatory requirements such as local building codes and other similar regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in substantial compliance with all applicable regulatory requirements. Although no material expenditures are contemplated at this time in order to comply with any such laws or regulations, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by the Company, which could have an adverse effect on the Company and its ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on the Properties may result in significant unanticipated expenditures, which could adversely affect the Company and its ability to make distributions to stockholders.

YEAR 2000 COMPLIANCE

    In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. The new software is expected to be installed by the fourth quarter of 1998. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position, results of operations and liquidity of its business.

                                   TAX STATUS

ADVERSE CONSEQUENCES OF THE FAILURE TO MAINTAIN QUALIFICATION AS A REIT

    The Company believes that it has operated so as to qualify as a REIT under
Section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1983. However, no assurance can be given that the Company will be able to continue to operate in a manner enabling it to remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions that have only a limited number of judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within the Company's control may have an impact on its ability to maintain its qualification as a REIT. For example, in order to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources, and the Company must make distributions to stockholders aggregating annually at least 95% of its REIT taxable income (excluding net capital gains). In addition, no assurance can be given that new legislation, regulations issued by the United States Treasury Department (the "Treasury Regulations") under the Code, administrative interpretations or court decisions will not significantly change the tax laws with respect to the Company's qualification as a REIT or the federal income tax consequences of such qualification.

    As a condition to maintaining status as a REIT, the Code and the Treasury Regulations promulgated thereunder contain a requirement (the "Five or Fewer Requirement") that, during the second half of each taxable year, not more than 50% in value of the REIT's outstanding stock be owned, directly or indirectly, by five or fewer individuals (defined in the Code to include certain specified entities). For this purpose, stock that is held by most entities, such as a corporation, partnership, limited liability company or pension plan, is treated as held proportionately by their shareholders, partners, members or beneficiaries, as the case may be, rather than by such entities. In addition, the Company's Articles of Incorporation contain restrictions on share ownership that are designed to prevent violation of the Five or Fewer Requirement. Therefore, the Company believes that it is unlikely that five or fewer "individuals" would be considered to own more than 50% of the outstanding shares.

    If the Company fails to maintain its qualification as a REIT, or is found not to have qualified as a REIT for any prior year, the Company would not be entitled to deduct dividends paid to its stockholders and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce amounts available for investment or distribution to stockholders because of the additional tax liability to the Company for the year or years involved. In addition, the Company would no longer be required by the Code to make any distributions. As a result, disqualification of the Company as a REIT could have a material adverse effect on the Company and its ability to make distributions to stockholders. To the extent that distributions to stockholders have been made in anticipation of the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.

EFFECT OF DISTRIBUTION REQUIREMENTS

    To maintain its status as a REIT, the Company is required each year to distribute to its stockholders at least 95% of its REIT taxable income (excluding net capital gains). In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income and 95% of its capital gain net income for the calendar year plus any amount of such income not distributed in prior years. Although the

Company anticipates that cash flow from operations will be sufficient to enable it to pay its operating expenses and meet the distribution requirements discussed above, there can be no assurance that this will be the case, and it may be necessary for the Company to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining its qualification as a REIT. In addition, differences in timing between the receipt of income and the payment of expenses in arriving at the taxable income of the Company could require the Company to incur borrowings or otherwise obtain funds to meet the distribution requirements that are necessary to maintain its qualification as a REIT. There can be no assurance that the Company will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy such requirements.

THE TAXPAYER RELIEF ACT OF 1997

    The Taxpayer Relief Act of 1997 (the "1997 Tax Act") contains significant changes to (a) the requirements for qualification as a REIT, (b) the taxation of capital gains of individuals, trusts and estates and (c) the taxation of REITs and their stockholders. Such changes are effective for the Company's taxable years beginning on or after January 1, 1998. The 1997 Tax Act contains a number of new rules and technical provisions that reduce the risk that a REIT will inadvertently fail to qualify as a REIT. The Company does not believe that the changes with respect to the 1997 Tax Act will significantly or adversely affect its ability to continue to operate as a REIT.

                                  COMPETITION

    The leasing of real estate is highly competitive. The Company's Properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of the improvements. The Company also experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

    See "Item 2. Properties" for market information on each of the markets in which the Company owns Properties.

                                   EMPLOYEES

    The Company currently has 27 employees.

ITEM 2. PROPERTIES

TABLE OF PROPERTIES

    The following table summarizes certain information about the Properties owned as of December 31, 1997.

                                                                                                      REMAINING
                                      COMPANY'S         TOTAL                          NUMBER          AVERAGE
  PROPERTY NAME         YEAR           PERCENT        RENTABLE        OCCUPANCY          OF          LEASE TERM
   AND LOCATION      CONSTRUCTED      INTEREST       SQUARE FEET        RATE           LEASES        (IN YEARS)
------------------  -------------  ---------------  -------------  ---------------  -------------  ---------------
One Norwest Center         1983             100%       1,188,000             99%             46             8.3
  Denver, Colorado

Norwest Center(1)          1988              50%       1,118,000             98%             32            11.5
  Minneapolis,
  Minnesota

Washington Mutual          1988              50%       1,155,000             97%             95             4.7
  Tower(2)(3)
  Seattle,
  Washington

125 Summer Street          1989             100%         464,000             99%             26             3.0
  Boston,
  Massachussetts

Tower 56(4)                1983             100%         162,000             98%             42             3.1
  New York, New
  York

One Lincoln Centre         1986             100%         297,000             96%             42             2.2
  Oakbrook
  Terrace, IL

The Frick                  1902             100%         341,000             89%             72             3.9
  Building(5)
  Pittsburgh, PA

527 Madison                1986             100%         216,000            100%             18             5.4
  Avenue(6)
  New York, NY

191 Peachtree              1991              80%       1,221,000             95%             37             8.2
  Street(7)(8)
  Atlanta, Georgia

Market                     1990              59%         689,000             95%             46             7.2
  Square(7)(9)
  Washington, D.C.

500 Boylston               1988            91.5%         715,000            100%             12             6.3
  Street(7)(10)
  Boston,
  Massachussetts

222 Berkeley               1991            91.5%         531,000            100%             28             6.3
  Street(7)(10)
  Boston,
  Massachussetts

Charlotte Plaza(7)         1982             100%         613,000             94%             43             6.8
  Charlotte, North
  Carolina

200 Galleria(7)            1985             100%         433,000             91%             56             3.6
  Atlanta, Georgia

11 Canal Center(7)         1986             100%          70,000             84%              6             8.5
  Alexandria,
  Virginia

  PROPERTY NAME                LARGEST
   AND LOCATION                 TENANT
------------------  ------------------------------
One Norwest Center        Norwest Bank Denver N.A.
  Denver, Colorado  Newmont Gold Company Teletech,
                                              Inc.
Norwest Center(1)              Norwest Corporation
  Minneapolis,                     Faegre & Benson
  Minnesota                      KPMG Peat Marwick
Washington Mutual                     Perkins Coie
  Tower(2)(3)                    Washington Mutual
  Seattle,                    Karr Tuttle Campbell
  Washington
125 Summer Street                Deloitte & Touche
  Boston,                        BTM Capital Corp.
  Massachussetts                  Burns & Levinson
Tower 56(4)                 Cornerstone Properties
  New York, New               ICC Associates, L.P.
  York                       United Bank of Kuwait
One Lincoln Centre               Superior Bank FSB
  Oakbrook                   Microsoft Corporation
  Terrace, IL                  Arthur Andersen LLP
The Frick                 Meyer, Darragh, Buckler,
  Building(5)                        Bebenek & Eck
  Pittsburgh, PA          Sable, Makaroff & Gudsky
527 Madison                     The Sumitomo Trust
  Avenue(6)                    & Banking Co., Ltd.
  New York, NY              W.P. Stewart Co., Inc.
                        Hill Samuel New York, Inc.
191 Peachtree                        Wachovia Bank
  Street(7)(8)                     King & Spalding
  Atlanta, Georgia              Powell, Goldstein,
                                   Frazer & Murphy
Market                        Fulbright & Jaworski
  Square(7)(9)           Edison Electric Institute
  Washington, D.C.                   Reid & Preist
                                Sherman & Sterling
500 Boylston              Massachussetts Financial
  Street(7)(10)                           Services
  Boston,                     The New England Life
  Massachussetts           Towers Perrin Forster &
                                      Crosby, Inc.
222 Berkeley                      Houghton Mifflin
  Street(7)(10)        Saga International Holidays
  Boston,                       Oracle Corporation
  Massachussetts
Charlotte Plaza(7)                     First Union
  Charlotte, North                      Parker Poe
  Carolina                       Adams & Bernstein
200 Galleria(7)               Liberty Mutual Group
  Atlanta, Georgia
11 Canal Center(7)                    Robbins Gioa
  Alexandria,                            Veda Inc.
  Virginia

                                                                                                      REMAINING
                                      COMPANY'S         TOTAL                          NUMBER          AVERAGE
  PROPERTY NAME         YEAR           PERCENT        RENTABLE        OCCUPANCY          OF          LEASE TERM
   AND LOCATION      CONSTRUCTED      INTEREST       SQUARE FEET        RATE           LEASES        (IN YEARS)
------------------  -------------  ---------------  -------------  ---------------  -------------  ---------------
99 Canal Center(7)         1986             100%         138,000             99%             18             3.6
  Alexandria,
  Virginia

TransPotomac Plaza         1983             100%          96,000             99%             11             4.9
  5(7)
  Alexandria,
  Virginia

Sixty State                1979             100%         823,000             98%             42             8.9
  Street(11)
  Boston,
  Massachusetts
                                            ---     -------------           ---             ---             ---
                                            ---     -------------           ---             ---             ---
                                             83%      10,270,000             97%            672             6.9
                                            ---     -------------           ---             ---             ---
                                            ---     -------------           ---             ---             ---

  PROPERTY NAME                LARGEST
   AND LOCATION                 TENANT
------------------  ------------------------------
99 Canal Center(7)   Lowe, Price, LeBlanc & Becker
  Alexandria,            Howard, Needles, Tannen &
  Virginia                              Bergendoff
                      National District Attorney's
                                       Association
TransPotomac Plaza               Cities In Schools
  5(7)                              The Onyx Group
  Alexandria,                      Larson & Taylor
  Virginia
Sixty State                            Hale & Dorr
  Street(11)               The Pioneer Group, Inc.
  Boston,                             ITT/Sheraton
  Massachusetts

------------------------

Table of Properties Footnotes

(1) While the Company's stated interest in the partnership which owns Norwest Center is 50%, its economic interest in the Property is significantly larger because of priority distributions it receives on its invested capital base. For the twelve months ended December 31, 1997, the Company's share of earnings and cash distributions from the partnership which owns Norwest Center was 79.3%.

(2) While the Company's stated interest in the partnership which owns Washington Mutual Tower is 50%, its economic interest in the Property is significantly larger because of priority distributions it receives on its invested capital base. For the twelve months ended December 31, 1997, the Company received 100% of the cash distributions from the partnership which owns Washington Mutual Tower.

(3) Includes the Galland and Seneca Buildings.

(4) The Company's headquarters are located at Tower 56.

(5) The Property was substantially renovated in 1988.

(6) The Property was acquired by the Company in February 1997.

(7) Property acquired in the DIHC Acquisition.

(8) While the Company's stated interest in the partnership which owns 191 Peachtree Street is 80%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property, in the amount of $145 million which earns interest at 9.375%, and will receive a priority distribution on its acquired capital base. In addition, in 1996 and 1997, the partner in the transaction, CH Associates, Ltd., received an annual incentive distribution of $250,000 which, the Company expects, it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

(9) At December 31, 1997, the Company owned the two loans on Market Square. In January 1998, the Company acquired partnership interests with a stated interest of approximately 59% in the partnerships which own Market Square with the option to purchase an additional 1%. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. During 1996, the Company received 100% of the cash flow from the Property.

(10) Distributions of cash flow and sales and refinancing proceeds are shared in proportion to the Company's 91.5% partnership interest and Hines Interest Limited Partnership and/or its affiliates' ("Hines") 8.5% partnership interest.

(11) The Company acquired the second mortgage on the Property on December 31, 1997. Since it is currently projected that all the economic benefits (subject to the first mortgage) from the Property inure to the Company, it will be accounted for as an equity investment.

TENANTS

    The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses. The following table sets forth, as of December 31, 1997, information concerning the ten largest tenants (ranked by Full Service Straight-Line Rent as of that date) occupying the Properties. "Full Service Straight-Line Rent" is Straight-Line Rent plus Recoveries. "Straight-Line Rent" means the average of all Actual Rents required to be paid through the term of the lease calculated in accordance with GAAP. "Actual Rent" is actual stated fixed rent received on a net or gross basis. "Recoveries" are the actual recovery of operating expenses in net lease buildings or the actual recovery of operating expense escalations in gross lease buildings. Full Service Straight-Line Rent does not reflect any increases or decreases in monthly rental rates or any lease expirations that are scheduled to occur or that may occur after December 31, 1997 or the cost of any leasing commissions or tenant improvements.

                                                                                FULL SERVICE
                                                                             STRAIGHT-LINE RENT
                                                                       -------------------------------
                                        STRAIGHT-LINE                                      PERCENT          SCHEDULED LEASE
TENANT                                       RENT        RECOVERIES        AMOUNT         OF TOTAL          EXPIRATION DATE
--------------------------------------  --------------  -------------  --------------  ---------------  -----------------------
Norwest Corporation (1)(3)............  $   20,512,000  $  10,717,000  $   31,229,000            11%       Jan-99        14,000
                                                                                                           Aug-01         7,000
                                                                                                           Jul-03       143,000
                                                                                                           Jul-13       402,000
                                                                                                           Aug-18       451,000
                                                                                                                   ------------
                                                                                                                      1,017,000
Massachusetts Financial Services(1)...       9,853,000      4,482,000      14,335,000             5%       Feb-03       359,000
Wachovia Bank(1)......................       8,921,000      3,396,000      12,317,000             4%       Dec-08       382,000
Hale & Dorr(1)........................       7,345,000      3,596,000      10,941,000             4%       Jun-13       273,000
King & Spalding(1)....................       8,031,000      2,605,000      10,636,000             4%       Mar-06       306,000
The New England Life(1)...............       5,102,000      2,688,000       7,790,000             3%       Sep-08       213,000
Powell Goldstein Frazer & Murphy(1)...       5,365,000      1,808,000       7,173,000             2%       Jan-06       199,000
Fullbright & Jaworski(2)..............       4,371,000      1,693,000       6,064,000             2%       Jun-10       123,000
First Union(2)(4).....................       5,566,000        153,372       5,719,372             2%       Mar-99        50,000
                                                                                                           Aug-00        23,000
                                                                                                           Mar-01        23,000
                                                                                                           Aug-01        46,000
                                                                                                           Sep-02        22,000
                                                                                                           Aug-08        46,000
                                                                                                           Mar-09        23,000
                                                                                                           Mar-10        47,000
                                                                                                           Mar-11        48,000
                                                                                                           Apr-14         4,000
                                                                                                                   ------------
                                                                                                                        332,000
Perkins Coie (2)......................       5,129,000        424,000       5,553,000             2%       Dec-98         2,000
                                                                                                           Jul-98         7,000
                                                                                                           Jul-04       199,000
                                                                                                                   ------------
                                                                                                                        208,000
                                        --------------  -------------  --------------
                                        $   80,195,000  $  31,562,372  $  111,757,372            38%                  3,412,000
                                                                                                 --
                                                                                                 --
                                        --------------  -------------  --------------
                                        --------------  -------------  --------------
    Total Portfolio...................  $  226,558,000  $  68,548,000  $  295,106,000
                                        --------------  -------------  --------------
                                        --------------  -------------  --------------

------------------------

(1) Net Lease.

(2) Gross Lease.

(3) Norwest Corporation includes Norwest Corporation and Norwest Bank Denver
    N.A.

(4) The 332,000 square feet of space includes 115,000 square feet currently leased to another tenant, which will be leased by First Union commencing September 1, 1998.

NET RENT AND NET EFFECTIVE RENT

    The following tables show the average annual Base Rent and the average annual Net Effective Rent (each as defined below) per square foot occupied for each of the Properties for the periods presented during which such Property was owned by the Company. "Base Rent" as used herein means Actual Rent less Recoveries. "Net Effective Rent" as used herein means (i) Actual Rent determined for each year on a straight-line basis through the term of the lease, less (ii) the amount of operating expenses net of Recoveries and the amortization of deferred leasing costs (tenant improvements, leasing commissions, takeover obligations and other tenant inducements).

AVERAGE ANNUAL BASE RENT (PER SQUARE FOOT OCCUPIED)

                                                         TOTAL
                                                         BLDG.
                                                        SQ. FT.      1997       1996       1995       1994       1993       1992
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
One Norwest Center...................................   1,188,000  $   12.46  $   12.08  $   11.78  $   11.61  $   12.05  $   12.35
Norwest Center.......................................   1,118,000  $   18.29  $   17.94  $   17.82  $   17.25  $   17.56  $   16.02
Washington Mutual Tower..............................   1,155,000  $   15.77  $   15.98  $   16.17  $   15.27  $   15.34  $   15.26
125 Summer Street....................................     464,000  $   21.27  $   23.24  $   22.48
Tower 56.............................................     162,000  $   22.76  $   20.45
One Lincoln Centre...................................     297,000  $   19.60  $   18.56
Frick................................................     341,000  $   10.50  $   11.24
527 Madison..........................................     216,000  $   36.55  $   35.47
191 Peachtree Street.................................   1,221,000  $   21.07
500 Boylston Street..................................     715,000  $   25.89
222 Berkeley Street..................................     531,000  $   16.68
Charlotte Plaza......................................     613,000  $    9.35
200 Galleria.........................................     433,000  $   12.92
11 Canal Center......................................      70,000  $   14.11
99 Canal Center......................................     138,000  $   14.49
TransPotomac Plaza 5.................................      96,000  $   12.55
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
Wtd Avg Occ--Portfolio...............................   8,758,000  $   17.46  $   16.99  $   16.06  $   14.65  $   14.93  $   14.51
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------

AVERAGE ANNUAL NET EFFECTIVE RENTS (PER SQUARE FOOT OCCUPIED)

                                                         TOTAL
                                                         BLDG.
                                                        SQ. FT.      1997       1996       1995       1994       1993       1992
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
One Norwest Center...................................   1,188,000  $   11.66  $   10.80  $   10.56  $   10.25  $   10.59  $   10.92
Norwest Center.......................................   1,118,000  $   17.23  $   17.43  $   17.31  $   17.00  $   17.27  $   17.48
Washington Mutual Tower..............................   1,155,000  $   12.02  $   11.80  $   11.83  $   11.03  $   10.84  $   10.43
125 Summer Street....................................     464,000  $   20.00  $   22.27  $   23.33
Tower 56.............................................     162,000  $   21.56  $   21.17
One Lincoln Centre...................................     297,000  $   19.76  $   19.70
Frick................................................     341,000  $   10.47  $   11.69
527 Madison..........................................     216,000  $   36.89  $   30.99
191 Peachtree Street.................................   1,221,000  $   24.26
500 Boylston Street..................................     715,000  $   26.08
222 Berkeley Street..................................     531,000  $   18.08
Charlotte Plaza......................................     613,000  $    9.76
200 Galleria.........................................     433,000  $   13.52
11 Canal Center......................................      70,000  $   14.72
99 Canal Center......................................     138,000  $   15.00
TransPotomac Plaza 5.................................      96,000  $   14.29
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
Wtd Avg Occ--Portfolio...............................   8,758,000  $   17.28  $   15.43  $   14.37  $   12.69  $   12.83  $   12.88
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                       ----------  ---------  ---------  ---------  ---------  ---------  ---------

LEASE EXPIRATIONS

    The following table sets forth certain categories of information relating to lease expirations for all of Properties owned as of December 31, 1997.

PROPERTY                                                          1998       1999       2000       2001        2002        2003
-----------------------------                                   ---------  ---------  ---------  ---------  ----------  ----------
One Norwest Center(1)........  Square feet expiring(3)          49,000 sf  69,000 sf    144,000  55,000 sf  110,000 sf  146,000 sf
                               Straight-Line rent(4)             $363,000   $639,000         sf   $592,000  $1,042,000  $2,115,000
                               Straight-Line rent per sq. ft.       $7.41      $9.26  $1,212,000    $10.76       $9.47      $14.49
                               Recoveries(5)                     $292,000   $411,000      $8.42   $330,000    $658,000    $890,000
                               Full service St-Line rent(6)      $655,000  $1,050,000  $854,000   $922,000  $1,700,000  $3,005,000
                               Full service St-Line rent per       $13.37     $15.22  $2,066,000    $16.76      $15.45      $20.58
                               sq. ft.                              2.98%      4.78%     $14.35      4.20%       7.75%      13.69%
                               % Full service St-Line rent         $22.00                 9.41%
                               Asking market rent per sq.               7          6                     6          11           2
                               ft.(7)                                                         8
                               No. of tenant leases
                               expiring(8)

Norwest Center(1)............  Square feet expiring             61,000 sf  50,000 sf    104,000   2,000 sf   53,000 sf  179,000 sf
                               Straight-Line rent                $573,000   $775,000         sf    $35,000    $455,000  $2,726,000
                               Straight-Line rent per sq. ft.       $9.39     $15.50  $1,655,000    $17.50       $8.58      $15.23
                               Recoveries                        $866,000   $697,000     $15.91    $32,000    $776,000  $2,733,000
                               Full service St-Line rent        $1,439,000 $1,472,000 $1,579,000   $67,000  $1,231,000  $5,459,000
                               Full service St-Line rent per       $23.59     $29.44  $3,234,000    $33.50      $23.23      $30.50
                               sq. ft.                              3.71%      3.80%     $31.10      0.17%       3.17%      14.08%
                               % Full service St-Line rent         $35.00                 8.34%
                               Asking market rent per sq. ft.          14          4                     1           3           1
                               No. of tenant leases expiring                                  4

Washington Mutual Tower(2)...  Square feet expiring               140,000    191,000  40,000 sf  52,000 sf  106,000 sf  172,000 sf
                               Straight-Line rent                      sf         sf   $730,000  $1,097,000 $2,322,000  $3,592,000
                               Straight-Line rent per sq. ft.   $2,722,000 $3,617,000    $18.25     $21.10      $21.91      $20.88
                               Recoveries                          $19.44     $18.94    $28,000    $36,000     $59,000    $211,000
                               Full service St-Line rent         $192,000   $174,000   $758,000  $1,133,000 $2,381,000  $3,803,000
                               Full service St-Line rent per    $2,914,000 $3,791,000    $18.95     $21.79      $22.46      $22.11
                               sq. ft.                             $20.81     $19.85      3.04%      4.55%       9.56%      15.27%
                               % Full service St-Line rent         11.70%     15.22%
                               Asking market rent per sq. ft.      $31.00                     9         11           7           5
                               No. of tenant leases expiring           33         24

125 Summer Street(2).........  Square feet expiring              9,000 sf    171,000    118,000   9,000 sf  125,000 sf   16,000 sf
                               Straight-Line rent                $219,000         sf         sf   $139,000  $3,310,000    $318,000
                               Straight-Line rent per sq. ft.      $24.33  $5,847,000 $4,001,000    $15.44      $26.48      $19.88
                               Recoveries                         $42,000     $34.19     $33.91   $132,000    $145,000    $154,000
                               Full service St-Line rent         $261,000  $1,243,000  $522,000   $271,000  $3,455,000    $472,000
                               Full service St-Line rent per       $29.00  $7,090,000 $4,523,000    $30.11      $27.64      $29.50
                               sq. ft.                              1.59%     $41.46     $38.33      1.66%      21.11%       2.88%
                               % Full service St-Line rent         $38.00     43.32%     27.64%
                               Asking market rent per sq. ft.           6                                2           4           2
                               No. of tenant leases expiring                       5          6

Tower 56(2)..................  Square feet expiring             15,000 sf  33,000 sf  17,000 sf  42,000 sf   28,000 sf    5,000 sf
                               Straight-Line rent                $568,000  $1,375,000  $682,000  $1,776,000 $1,338,000    $194,000
                               Straight-Line rent per sq. ft.      $37.87     $41.67     $40.12     $42.29      $47.79      $38.80
                               Recoveries                         $13,000    $20,000     $1,000    $16,000     $12,000      $6,000
                               Full service St-Line rent         $581,000  $1,395,000  $683,000  $1,792,000 $1,350,000    $200,000
                               Full service St-Line rent per       $38.73     $42.27     $40.18     $42.67      $48.21      $40.00
                               sq. ft.                              9.00%     21.60%     10.57%     27.74%      20.90%       3.10%
                               % Full service St-Line rent         $54.00
                               Asking market rent per sq. ft.           5          8          7         10           8           2
                               No. of tenant leases expiring

One Lincoln Centre(1)........  Square feet expiring             64,000 sf  41,000 sf  93,000 sf   3,000 sf   79,000 sf    1,000 sf
                               Straight-Line rent               $1,248,000  $660,000  $1,932,000   $54,000  $1,707,000     $16,000
                               Straight-Line rent per sq. ft.      $19.50     $16.10     $20.77     $18.00      $21.61      $16.00
                               Recoveries                        $461,000   $375,000   $721,000    $25,000    $722,000     $11,000
                               Full service St-Line rent        $1,709,000 $1,035,000 $2,653,000   $79,000  $2,429,000     $27,000
                               Full service St-Line rent per       $26.70     $25.24     $28.53     $26.33      $30.75      $27.00
                               sq. ft.                             21.55%     13.05%     33.45%      1.00%      30.62%       0.34%
                               % Full service St-Line rent         $30.00
                               Asking market rent per sq. ft.          14          7         13          1           6           1
                               No. of tenant leases expiring

Frick Building(2)............  Square feet expiring             18,000 sf  39,000 sf  74,000 sf  42,000 sf   35,000 sf   55,000 sf
                               Straight-Line rent                $377,000   $798,000  $1,502,000 $801,000     $641,000  $1,070,000
                               Straight-Line rent per sq. ft.      $20.94     $20.46     $20.30   $19.07        $18.31      $19.45
                               Recoveries                         $26,000    $18,000    $23,000     $--         $1,000     $19,000
                               Full service St-Line rent         $403,000   $816,000  $1,525,000 $801,000     $642,000  $1,089,000
                               Full service St-Line rent per       $22.39     $20.92     $20.61   $19.07        $18.34      $19.80
                               sq. ft.                              6.54%     13.24%     24.75%   13.00%        10.42%      17.67%
                               % Full service St-Line rent         $22.00
                               Asking market rent per sq. ft.          14         16         19      6              10           3
                               No. of tenant leases expiring

                                                                                     2008
                                                                                     AND
PROPERTY                         2004       2005         2006          2007         BEYOND        TOTAL
-----------------------------  ---------  ---------  ------------  ------------  ------------  ------------
One Norwest Center(1)........    118,000                              76,000 sf    406,000 sf  1,173,000 sf
                                      sf                             $1,127,000    $6,421,000   $14,849,000
                               $1,338,000                                $14.83        $15.82        $12.66
                                  $11.34                               $463,000    $2,495,000    $7,100,000
                                $707,000                             $1,590,000    $8,916,000   $21,949,000
                               $2,045,000                                $20.92        $21.96        $18.71
                                  $17.33                                  7.24%        40.62%       100.00%
                                   9.32%
                                                                              2             2            46
                                       2
Norwest Center(1)............    119,000                                           527,000 sf  1,095,000 sf
                                      sf                                          $13,738,000   $22,035,000
                               $2,078,000                                              $26.07        $20.12
                                  $17.46                                           $8,271,000   $16,742,000
                               $1,788,000                                         $22,009,000   $38,777,000
                               $3,866,000                                              $41.76        $35.41
                                  $32.49                                               56.76%       100.00%
                                   9.97%
                                                                                            2            32
                                       3
Washington Mutual Tower(2)...    270,000  13,000 sf                  138,000 sf                1,122,000 sf
                                      sf   $242,000                  $2,653,000                 $23,446,000
                               $6,471,000    $18.62                      $19.22                      $20.90
                                  $23.97     $5,000                    $272,000                  $1,460,000
                                $483,000   $247,000                  $2,925,000                 $24,906,000
                               $6,954,000    $19.00                      $21.20                      $22.20
                                  $25.76      0.99%                      11.74%                     100.00%
                                  27.92%
                                                  1                           1                          95
                                       4
125 Summer Street(2).........             10,000 sf                                              458,000 sf
                                           $275,000                                             $14,109,000
                                             $27.50                                                  $30.81
                                            $19,000                                              $2,257,000
                                           $294,000                                             $16,366,000
                                             $29.40                                                  $35.73
                                              1.80%                                                 100.00%
                                                  1                                                      26
Tower 56(2)..................  10,000 sf                                                         150,000 sf
                                $451,000                                                         $6,384,000
                                  $45.10                                                             $42.56
                                  $7,000                                                            $75,000
                                $458,000                                                         $6,459,000
                                  $45.80                                                             $43.06
                                   7.09%                                                            100.00%
                                       2                                                                 42
One Lincoln Centre(1)........                                                                    281,000 sf
                                                                                                 $5,617,000
                                                                                                     $19.99
                                                                                                 $2,315,000
                                                                                                 $7,932,000
                                                                                                     $28.23
                                                                                                    100.00%
                                                                                                         42
Frick Building(2)............  11,000 sf                              24,000 sf                  298,000 sf
                               $195,000                                $664,000                  $6,048,000
                                $17.73                                   $27.67                      $20.30
                                  $--                                   $27,000                    $114,000
                               $195,000                                $691,000                  $6,162,000
                                $17.73                                   $28.79                      $20.68
                                 3.16%                                   11.21%                     100.00%
                                   1                                          3                          72

PROPERTY                                                          1998       1999       2000       2001        2002        2003
-----------------------------                                   ---------  ---------  ---------  ---------  ----------  ----------
No. 527 Madison(2)...........  Square feet expiring             22,000 sf   2,000 sf  10,000 sf  78,000 sf               22,000 sf
                               Straight-Line rent               $1,146,000  $108,000   $380,000  $4,511,000               $821,000
                               Straight-Line rent per sq. ft.      $52.09     $54.00     $38.00     $57.83                  $37.32
                               Recoveries                        $146,000    $12,000    $11,000   $553,000                 $14,000
                               Full service St-Line rent        $1,292,000  $120,000   $391,000  $5,064,000               $835,000
                               Full service St-Line rent per       $58.73     $60.00     $39.10     $64.92                  $37.95
                               sq. ft.                             10.85%      1.01%      3.28%     42.52%                   7.01%
                               % Full service St-Line rent         $53.00
                               Asking market rent per sq. ft.           4          1          2          1                       2
                               No. of tenant leases expiring

191 Peachtree Street(1)......  Square feet expiring             20,000 sf   2,000 sf  10,000 sf    139,000   45,000 sf    3,000 sf
                               Straight-Line rent                $198,000    $23,000   $127,000         sf    $682,000     $49,000
                               Straight-Line rent per sq. ft.       $9.90     $11.50     $12.70  $2,672,000     $15.16      $16.33
                               Recoveries                        $130,000    $10,000    $87,000     $19.22    $364,000     $13,000
                               Full service St-Line rent         $328,000    $33,000   $214,000  $1,218,000 $1,046,000     $62,000
                               Full service St-Line rent per       $16.40     $16.50     $21.40  $3,890,000     $23.24      $20.67
                               sq. ft.                              0.89%      0.09%      0.58%     $27.99       2.82%       0.17%
                               % Full service St-Line rent         $26.00                           10.51%
                               Asking market rent per sq. ft.           6          1          5                      7           1
                               No. of tenant leases expiring                                             6

Market Square(2).............  Square feet expiring             63,000 sf  13,000 sf  48,000 sf  91,000 sf   10,000 sf   11,000 sf
                               Straight-Line rent               $2,084,000  $379,000  $1,414,000 $3,541,000   $318,000    $445,000
                               Straight-Line rent per sq. ft.      $33.08     $29.15     $29.46     $38.91      $31.80      $40.45
                               Recoveries                         $31,000   $105,000   $339,000   $607,000     $12,000     $99,000
                               Full service St-Line rent        $2,115,000  $484,000  $1,753,000 $4,148,000   $330,000    $544,000
                               Full service St-Line rent per       $33.57     $37.23     $36.52     $45.58      $33.00      $49.45
                               sq. ft.                              7.51%      1.72%      6.22%     14.72%       1.17%       1.93%
                               % Full service St-Line rent         $44.00
                               Asking market rent per sq. ft.           6          2          7          8           4           2
                               No. of tenant leases expiring

500 Boylston(1)..............  Square feet expiring             73,000 sf  16,000 sf                                    400,000 sf
                               Straight-Line rent               $2,438,000  $300,000                                    $10,682,000
                               Straight-Line rent per sq. ft.      $33.40     $18.75                                        $26.71
                               Recoveries                        $896,000    $83,000                                    $4,849,000
                               Full service St-Line rent        $3,334,000  $383,000                                    $15,531,000
                               Full service St-Line rent per       $45.67     $23.94                                        $38.83
                               sq. ft.                             12.22%      1.40%                                        56.92%
                               % Full service St-Line rent         $41.00
                               Asking market rent per sq. ft.           4          3                                             3
                               No. of tenant leases expiring

222 Berkeley Street(1).......  Square feet expiring             25,000 sf  50,000 sf             70,000 sf  114,000 sf
                               Straight-Line rent                $458,000   $839,000             $1,980,000 $2,190,000
                               Straight-Line rent per sq. ft.      $18.32     $16.78                $28.29      $19.21
                               Recoveries                        $279,000   $627,000              $773,000  $1,392,000
                               Full service St-Line rent         $737,000  $1,466,000            $2,753,000 $3,582,000
                               Full service St-Line rent per       $29.48     $29.32                $39.33      $31.42
                               sq. ft.                              4.60%      9.15%                17.18%      22.36%
                               % Full service St-Line rent         $41.00
                               Asking market rent per sq. ft.           5          5                     6           7
                               No. of tenant leases expiring

Charlotte Plaza(2)...........  Square feet expiring             30,000 sf  60,000 sf  26,000 sf  69,000 sf   50,000 sf   17,000 sf
                               Straight-Line rent                $495,000  $1,188,000  $421,000  $1,176,000   $878,000    $310,000
                               Straight-Line rent per sq. ft.      $16.50     $19.80     $16.19     $17.04      $17.56      $18.24
                               Recoveries                         $15,000    $10,000     $6,000    $12,000     $19,000     $15,000
                               Full service St-Line rent         $510,000  $1,198,000  $427,000  $1,188,000   $897,000    $325,000
                               Full service St-Line rent per       $17.00     $19.97     $16.42     $17.22      $17.94      $19.12
                               sq. ft.                              4.86%     11.41%      4.07%     11.31%       8.54%       3.09%
                               % Full service St-Line rent         $22.00
                               Asking market rent per sq. ft.          11          5          2          1          10           2
                               No. of tenant leases expiring

200 Galleria(2)..............  Square feet expiring             41,000 sf  24,000 sf  71,000 sf  61,000 sf  170,000 sf   11,000 sf
                               Straight-Line rent                $801,000   $488,000  $1,485,000 $1,279,000 $3,335,000    $208,000
                               Straight-Line rent per sq. ft.      $19.54     $20.33     $20.92     $20.97      $19.62      $18.91
                               Recoveries                         $33,000    $18,000    $59,000    $17,000    $155,000         $--
                               Full service St-Line rent         $834,000   $506,000  $1,544,000 $1,296,000 $3,490,000    $208,000
                               Full service St-Line rent per       $20.34     $21.08     $21.75     $21.25      $20.53      $18.91
                               sq. ft.                             10.14%      6.15%     18.77%     15.75%      42.42%       2.53%
                               % Full service St-Line rent         $27.00
                               Asking market rent per sq. ft.          12          4         15         12          10           1
                               No. of tenant leases expiring

                                                                                     2008
                                                                                     AND
PROPERTY                         2004       2005         2006          2007         BEYOND        TOTAL
-----------------------------  ---------  ---------  ------------  ------------  ------------  ------------
No. 527 Madison(2)...........  8,000 sf*   6,000 sf     27,000 sf     33,000 sf                  208,000 sf
                               $1,140,000  $277,000    $1,119,000    $1,613,000                 $11,115,000
                                 $142.50     $46.17        $41.44        $48.88                      $53.44
                                  $6,000     $3,000        $2,000       $47,000                    $794,000
                               $1,146,000  $280,000    $1,121,000    $1,660,000                 $11,909,000
                                 $143.25     $46.67        $41.52        $50.30                      $57.25
                                   9.62%      2.35%         9.41%        13.94%                     100.00%
                                       1          1             4             2                          18
191 Peachtree Street(1)......  34,000 sf  17,000 sf    506,000 sf                  382,000 sf  1,158,000 sf
                                $762,000   $292,000   $13,396,000                  $8,921,000   $27,122,000
                                  $22.41     $17.18        $26.47                      $23.35        $23.42
                                $251,000   $143,000    $4,293,000                  $3,396,000    $9,905,000
                               $1,013,000  $435,000   $17,689,000                 $12,317,000   $37,027,000
                                  $29.79     $25.59        $34.96                      $32.24        $31.97
                                   2.74%      1.17%        47.77%                      33.26%       100.00%
                                       3          5             2                           1            37
Market Square(2).............  27,000 sf    177,000     47,000 sf      9,000 sf    156,000 sf    652,000 sf
                                $977,000         sf    $1,695,000      $363,000    $5,144,000   $22,640,000
                                  $36.19  $6,280,000       $36.06        $40.33        $32.97        $34.72
                                 $85,000     $35.48      $650,000        $6,000    $1,773,000    $5,534,000
                               $1,062,000 $1,827,000   $2,345,000      $369,000    $6,917,000   $28,174,000
                                  $39.33  $8,107,000       $49.89        $41.00        $44.34        $43.21
                                   3.77%     $45.80         8.32%         1.31%        24.55%       100.00%
                                             28.77%
                                       3                        2             3             5            46
                                                  4
500 Boylston(1)..............  10,000 sf                                           213,000 sf    712,000 sf
                                $129,000                                           $5,102,000   $18,651,000
                                  $12.90                                               $23.95        $26.20
                                $121,000                                           $2,688,000    $8,637,000
                                $250,000                                           $7,790,000   $27,288,000
                                  $25.00                                               $36.57        $38.33
                                   0.92%                                               28.55%       100.00%
                                       1                                                    1            12
222 Berkeley Street(1).......                                        252,000 sf     19,000 sf    530,000 sf
                                                                     $3,642,000      $472,000    $9,581,000
                                                                         $14.45        $24.84        $18.08
                                                                     $3,137,000      $233,000    $6,441,000
                                                                     $6,779,000      $705,000   $16,022,000
                                                                         $26.90        $37.11        $30.23
                                                                         42.31%         4.40%       100.00%
                                                                              3             2            28
Charlotte Plaza(2)...........    111,000  11,000 sf      1,000 sf     10,000 sf    189,000 sf    574,000 sf
                                      sf   $231,000       $24,000      $214,000    $3,001,000   $10,205,000
                               $2,267,000    $21.00        $24.00        $21.40        $15.88        $17.78
                                  $20.42        $--           $--           $--      $191,000      $298,000
                                 $30,000   $231,000       $24,000      $214,000    $3,192,000   $10,503,000
                               $2,297,000    $21.00        $24.00        $21.40        $16.89        $18.30
                                  $20.69      2.20%         0.23%         2.04%        30.39%       100.00%
                                  21.87%
                                                  1             1             1             6            43
                                       3
200 Galleria(2)..............   3,000 sf                11,000 sf                                392,000 sf
                                 $76,000                 $262,000                                $7,934,000
                                  $25.33                   $23.82                                    $20.24
                                     $--                  $12,000                                  $294,000
                                 $76,000                 $274,000                                $8,228,000
                                  $25.33                   $24.91                                    $20.99
                                   0.92%                    3.33%                                   100.00%
                                       1                        1                                        56

PROPERTY                                                  1998        1999        2000        2001         2002          2003
--------------------                                   ----------  ----------  ----------  ----------  ------------  ------------
11 Canal Center(2)..  Square feet expiring                           3,000 sf    2,000 sf    2,000 sf      5,000 sf
                      Straight-Line rent                              $67,000     $40,000     $37,000      $120,000
                      Straight-Line rent per sq. ft.                   $22.33      $20.00      $18.50        $24.00
                      Recoveries                                          $--      $1,000         $--           $--
                      Full service St-Line rent                       $67,000     $41,000     $37,000      $120,000
                      Full service St-Line rent per                    $22.33      $20.50      $18.50        $24.00
                      sq. ft.                              $27.00       4.71%       2.88%       2.60%         8.43%
                      % Full service St-Line rent
                      Asking market rent per sq. ft.                        1           1           1             1
                      No. of tenant leases expiring

99 Canal Center(2)..  Square feet expiring               6,000 sf    5,000 sf   27,000 sf   61,000 sf     22,000 sf     16,000 sf
                      Straight-Line rent                  $63,000     $78,000    $567,000  $1,569,000      $555,000      $400,000
                      Straight-Line rent per sq. ft.       $10.50      $15.60      $21.00      $25.72        $25.23        $25.00
                      Recoveries                              $--      $6,000     $13,000     $80,000       $18,000       $11,000
                      Full service St-Line rent           $63,000     $84,000    $580,000  $1,649,000      $573,000      $411,000
                      Full service St-Line rent per        $10.50      $16.80      $21.48      $27.03        $26.05        $25.69
                      sq. ft.                               1.88%       2.50%      17.26%      49.08%        17.05%        12.23%
                      % Full service St-Line rent          $27.00
                      Asking market rent per sq. ft.            3           2           2           5             2             4
                      No. of tenant leases expiring

Transpotomac          Square feet expiring              20,000 sf    2,000 sf    2,000 sf   15,000 sf     26,000 sf
  Plaza(2)..........  Straight-Line rent                 $348,000     $43,000     $33,000    $280,000      $567,000
                      Straight-Line rent per sq. ft.       $17.40      $21.50      $16.50      $18.67        $21.81
                      Recoveries                           $1,000         $--         $--         $--        $1,000
                      Full service St-Line rent          $349,000     $43,000     $33,000    $280,000      $568,000
                      Full service St-Line rent per        $17.45      $21.50      $16.50      $18.67        $21.85
                      sq. ft.                              18.47%       2.28%       1.75%      14.81%        30.05%
                      % Full service St-Line rent          $24.00
                      Asking market rent per sq. ft.            3           1           1           1             2
                      No. of tenant leases expiring

Sixty State           Square feet expiring              26,000 sf   34,000 sf    3,000 sf   29,000 sf    153,000 sf     90,000 sf
  Street(2).........  Straight-Line rent                 $593,000    $809,000     $74,000    $872,000    $3,306,000    $2,061,000
                      Straight-Line rent per sq. ft.       $22.81      $23.79      $24.67      $30.07        $21.61        $22.90
                      Recoveries                         $131,000    $106,000      $5,000     $40,000    $1,572,000      $124,000
                      Full service St-Line rent          $724,000    $915,000     $79,000    $912,000    $4,878,000    $2,185,000
                      Full service St-Line rent per        $27.85      $26.91      $26.33      $31.45        $31.88        $24.28
                      sq. ft.                               2.71%       3.42%       0.30%       3.41%        18.25%         8.17%
                      % Full service St-Line rent          $39.00
                      Asking market rent per sq. ft.            5           9           1           3             6             1
                      No. of tenant leases expiring
---------------------------------------------------------------------------------------------------------------------------------

All Properties        Square feet expiring(3)          682,000 sf  805,000 sf  789,000 sf  820,000 sf  1,131,000 sf  1,144,000 sf
  Total.............  Straight-Line rent(4)            $14,694,000 $18,033,000 $16,255,000 $22,411,000  $22,766,000   $25,007,000
                      Straight-Line rent per sq. ft.       $21.55      $22.40      $20.60      $27.33        $20.13        $21.86
                      Recoveries(5)                    $3,554,000  $3,915,000  $4,249,000  $3,871,000    $5,906,000    $9,149,000
                      Full service St-Line rent(6)     18,248,000  $21,948,000 $20,504,000 $26,282,000  $28,672,000   $34,156,000
                      Full service St-Line rent per        $26.76      $27.26      $25.99      $32.05        $25.35        $29.86
                      sq. ft.                               6.18%       7.44%       6.95%       8.91%         9.72%        11.57%
                      % Full service St-Line rent
                      Asking market rent per sq.              152         104         102          81            98            32
                      ft.(7)
                      No. of tenant leases
                      expiring(8)

                                                                              2008
                                                                              AND
PROPERTY                 2004        2005         2006          2007         BEYOND        TOTAL
--------------------  ----------  ----------  ------------  ------------  ------------  ------------
11 Canal Center(2)..                5,000 sf                   42,000 sf                   59,000 sf
                                    $116,000                  $1,042,000                  $1,422,000
                                      $23.20                      $24.81                      $24.10
                                         $--                         $--                      $1,000
                                    $116,000                  $1,042,000                  $1,423,000
                                      $23.20                      $24.81                      $24.12
                                       8.15%                      73.23%                     100.00%
                                           1                           1                           6
99 Canal Center(2)..                                                                      137,000 sf
                                                                                          $3,232,000
                                                                                              $23.59
                                                                                            $128,000
                                                                                          $3,360,000
                                                                                              $24.53
                                                                                             100.00%
                                                                                                  18
Transpotomac                                                   18,000 sf      9,000 sf     92,000 sf
  Plaza(2)..........                                            $411,000      $206,000    $1,888,000
                                                                  $22.83        $22.89        $20.52
                                                                     $--           $--        $2,000
                                                                $411,000      $206,000    $1,890,000
                                                                  $22.83        $22.89        $20.54
                                                                  21.75%        10.90%       100.00%
                                                                       2             1            11
Sixty State            96,000 sf                 35,000 sf     32,000 sf    308,000 sf    806,000 sf
  Street(2).........  $2,623,000                $1,085,000      $925,000    $7,932,000   $20,280,000
                          $27.32                    $31.00        $28.91        $25.75        $25.16
                        $182,000                   $45,000      $320,000    $3,926,000    $6,451,000
                      $2,805,000                $1,130,000    $1,245,000   $11,858,000   $26,731,000
                          $29.22                    $32.29        $38.91        $38.50        $33.17
                          10.49%                     4.23%         4.66%        44.36%       100.00%
                               8                         2             4             3            42
-----------------------------------------------------------------------------------------------------------------
All Properties        817,000 sf  239,000 sf    627,000 sf    634,000 sf  2,209,000 sf  9,897,000 sf
  Total.............  $18,507,000 $7,713,000   $17,581,000   $12,654,000   $50,937,000  $226,558,000
                          $22.65      $32.27        $28.04        $19.96        $23.06        $22.89
                      $3,660,000  $1,997,000    $5,002,000    $4,272,000   $22,973,000   $68,548,000
                      $22,167,000 $9,710,000   $22,583,000   $16,926,000   $73,910,000  $295,106,000
                          $27.13      $40.63        $36.02        $26.70        $33.46        $29.82
                           7.51%       3.29%         7.65%         5.74%        25.05%       100.00%
                              32          14            12            22            23           672

------------------------

Lease Expiration Schedule Footnotes

(1) Net Lease building.

(2) Gross Lease building.

(3) The total square footage expiring in any particular year.

(4) Straight-line rent is the average of all lease payments required to be made through the term of the lease as required under Generally Accepted Accounting Principles.

(5) The actual recovery of operating expenses as of December 31, 1997 in net lease buildings and the recovery of operating expense escalations in gross lease buildings.

(6) Full Service Straight-Line Rent is Straight-Line Rent plus Recoveries.

(7) Asking market rent is the average initially quoted rent to prospective tenants in each building. All market rents shown are on full service basis.

(8) The number of tenant leases expiring in each year.

RETENTION

    The following table sets forth the Company's tenant retention on expiring leases since January 1, 1993. The analysis is based upon the percentage of expiring leases in the applicable building with a tenant or subtenant being retained in the expiring space, or an existing tenant expanding into the expiring space. A tenant lease is added to the retention schedule at the time a lease extension is signed with the tenant, or the tenant notifies the Company of an option being exercised.

                                               1993                               1994
                                 ---------------------------------  ---------------------------------
                                   SQ FT      SQ FT                   SQ FT      SQ FT
                                 RETAINED    EXPIR.       RET %     RETAINED    EXPIR.       RET %
                                 ---------  ---------     -----     ---------  ---------     -----
One Norwest....................    126,511    154,615          82%     93,962     94,981          99%
Norwest........................     24,832     37,806          66%     16,293     26,317          62%
WMT............................     90,230    130,010          69%    127,334    153,645          83%
125 Summer.....................
Tower 56.......................
One Lincoln Centre.............
Frick Building.................
527 Madison....................
191 Peachtree Street...........
500 Boylston Street............
222 Berkeley Street............
Charlotte Plaza................
200 Galleria...................
11 Canal Center................
99 Canal Center................
TransPotomac Plaza 5...........
                                                               --                                 --
                                 ---------  ---------               ---------  ---------
Weighted.......................    241,573    322,431          75%    237,589    274,943          86%

                                          1995
                               --------------------------
                               SQ
                               FT    SQ FT
                               RETAINED  EXPIR.    RET %
                               --  ---------     -----
One Norwest....................64,627    71,364         91%
Norwest........................22,762    23,792         96%
WMT............................29,547    44,742         66%
125 Summer.....................
Tower 56.......................
One Lincoln Centre.............
Frick Building.................
527 Madison....................
191 Peachtree Street...........
500 Boylston Street............
222 Berkeley Street............
Charlotte Plaza................
200 Galleria...................
11 Canal Center................
99 Canal Center................
TransPotomac Plaza 5...........
                                                      --
                               --  ---------
Weighted.......................116,936   139,898         84%

                                                                     1996                                1997
                                                       ---------------------------------  ----------------------------------
                                                         SQ FT      SQ FT                   SQ FT      SQ FT
                                                       RETAINED    EXPIR.       RET %     RETAINED     EXPIR.       RET %
                                                       ---------  ---------     -----     ---------  ----------     -----
One Norwest..........................................     43,601     72,903          60%    266,021     313,612          85%
Norwest..............................................      4,336      9,777          44%    205,749     234,260          88%
WMT..................................................     86,956    106,250          82%    182,194     207,738          88%
125 Summer...........................................     95,816     96,658          99%     41,252      62,218          66%
Tower 56.............................................     46,003     53,762          86%     37,027      50,679          73%
One Lincoln Centre...................................                                        35,320      42,099          84%
Frick Building.......................................                                        99,570     115,743          86%
527 Madison..........................................                                         5,980      20,587          29%
191 Peachtree Street.................................                                        --          --          --
500 Boylston Street..................................                                        --           3,005           0%
222 Berkeley Street..................................                                        --          --          --
Charlotte Plaza......................................                                         2,974       6,390          47%
200 Galleria.........................................                                        10,672      21,725          49%
11 Canal Center......................................                                        --           8,889           0%
99 Canal Center......................................                                        --          --          --
TransPotomac Plaza 5.................................                                        --          --          --
                                                                                     --
                                                       ---------  ---------               ---------  ----------         ---
Weighted.............................................    276,712    339,350          82%    873,113   1,046,936          83%

                                                                                          Five year total......        82.6%
                                                                                                                        ---
                                                                                                                        ---

MARKET DATA

    BOSTON

    The Company has four Properties in Downtown Boston: 125 Summer Street, 500 Boylston Street, 222 Berkeley Street and Sixty State Street. The Company, through a wholly-owned subsidiary, holds the fee interest in 125 Summer Street, which is managed by Hines pursuant to a management contract that, after December 1998, may be terminated upon 30 days' notice. Hines currently owns 349,650 shares of the Company's Common Stock. Each of 500 Boylston Street and 222 Berkeley Street is owned by a separate partnership in which the Company owns a 91.5% interest and Hines owns an 8.5% interest. Cash flow, excess financing and sales proceeds are shared on a pro rata basis between the Company and Hines with respect to each such partnership. The Company consolidates its investment in both partnerships. In addition, through buy-sell agreements that become effective in 2007 with respect to each partnership, either the Company or Hines will have the right to withdraw from the partnership by offering to the other its entire interest in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control in the underlying asset. The Company holds the second mortgage on Sixty State Street, behind a first mortgage in the amount of $78.5 million.

    The Company believes that the economic fundamentals of the Boston area are strong. The Boston metropolitan area has one of the healthiest economies in the northeast and is the growth leader among the largest industrial markets in the region. As of March 31, 1997, Boston, with a population of 5.8 million people, was the fifth largest MSA in the nation. The median per capita personal income in 1995 for the greater Boston area was $27,361, which was 18% above the national level.

    Led by an expanding financial services industry and a revitalized high technology sector, the economic expansion of Boston has been broad based. Much of the city's success has come from the strength of its internal resources such as a highly skilled labor pool, a focus on research and development, local capital sources and a host of firms that have become dominant in their respective industries. During the late 1980s and early 1990s, the Boston economy slowed and the national recession dominated the area. Over the last ten years, office employment in Boston grew at an average annual rate of approximately 2.0%, compared to approximately 2.7% at the national level. The past few years have seen continued diversification of the economy and increases in total employment. For the year ended March 31, 1997, office employment in Boston grew 5.7%, compared to 4.4% nationwide. The services and the finance, insurance and real estate ("FIRE") sectors dominated local growth, expanding 4.4% and 2.2%, respectively, compared to 4.3% and 1.8%, respectively, at the national level. Torto Wheaton Research ("Torto Wheaton") forecasts a 2.1% average annual increase in office employment for both the Boston MSA and the nation over the next ten years.

    As of September 30, 1997, the metropolitan Boston office market contained approximately 105 million square feet of space, over 50% of which was built after 1980. The Downtown submarket, where all of the Boston Properties are located, comprised 48.9 million square feet of office space and consists of seven individual submarkets. Approximately 31 million square feet, or 63% of Downtown office space, is classified as Class A office space. As of September 30, 1997, the Downtown submarket had an overall occupancy rate of 95.4%, and with a Class A occupancy rate of 96.9%, had one of the top five Class A occupancy rates in the nation. During the second quarter of 1997, the newly renovated 590,000 square foot 28 State Street building returned to the market. This property was 85% leased within six months of its completion.

    Both 125 Summer Street and Sixty State Street are located in the Financial District of the Downtown submarket. As of September 30, 1997, the Financial District consisted of 30 million square feet of office space, approximately 70% of which was Class A space, and had overall and Class A occupancy rates of 96.1% and 97.1%, respectively.

    The Company's other two Boston assets, 222 Berkeley Street and 500 Boylston Street, are located in the Back Bay area of the Downtown submarket. As of September 30, 1997, the Back Bay area contained

10.9 million square feet of office space, 7.0 million of which was Class A, and had overall and Class A occupancy rates of 96.5% and 96.6%, respectively.

    According to Torto Wheaton's second quarter 1997 forecast, demand will continue to outpace supply over the next two years in the Downtown Boston office market with approximately 614,000 square feet of new office space entering the market and approximately 966,000 square feet of net absorption expected during the period.

    WASHINGTON, D.C.

    The Company has four Properties located in the metropolitan Washington, D.C. area: Market Square, in the East End of Washington, D.C., and 11 Canal Center, 99 Canal Center and TransPotomac Plaza 5 located within two adjacent office complexes in the waterfront office district of Alexandria, Virginia. The Company holds the first mortgage on the Market Square Property and has an option to purchase an 85.7% interest in Market Square Associates, the partnership that, together with Crow-Pennsylvania Avenue Limited Partnership, owns a 70% interest in Avenue Associates along with Western Associates Limited Partnership. Avenue Associates holds the fee title to Market Square. Trammell Crow Real Estate Services, Inc. manages this Property under a long-term management agreement. The Company holds title to 11 Canal Center, 99 Canal Center and TransPotomac Plaza 5 through three wholly-owned subsidiaries. These Properties are managed by Faison and Associates, Inc.

    The Company believes that the economic fundamentals of the Washington, D.C. area are positive. As of March 31, 1997, Washington, D.C. had a metropolitan statistical area ("MSA") population of 4.6 million people, making it the seventh largest in the country. The MSA includes the District of Columbia, Suburban Maryland and Northern Virginia. The mean per capita personal income in 1994 for the MSA was $27,762, which was 33.4% above the national level.

    The Washington, D.C. MSA enjoyed very rapid growth and diversification during the 1980s, with private sector industries such as high tech, health services, telecommunications and biotechnology leading the way. The MSA recorded an annual office growth rate of approximately 2.7% over the last ten years. For the year ending March 31, 1997, office employment in the MSA increased 2.7%, compared to an increase of 4.4% observed nationwide. Over the next decade, Torto Wheaton forecasts an average annual MSA office employment growth of 2.2%, compared to 2.1% for the nation.

    The East End submarket, where Market Square is located, doubled in size over the last decade to 24 million square feet of office space. The tenant base in the East End is dominated by services firms, particularly law firms and trade associations. As of September 30, 1997, East End contained approximately 14.8 million square feet of Class A office space, almost as much Class A office space as all other District markets combined. The East End area also includes many government agencies (12% share of the Class A market), several hotels, the old retail corridor and the city's convention center. The MCI Center, a new sports arena located in the center of the East End, will host the professional basketball and hockey teams of Washington, D.C. and is expected to revitalize the surrounding Gallery Place area.

    As of September 30, 1997, the metropolitan Washington, D.C. market contained
207.4 million square feet of office space, approximately 63% of which had been built after 1980. The East End submarket, where Market Square is located, contained approximately 24 million square feet of space, over 60% of which was Class A office space, and had overall and Class A occupancy rates of 89.1% and 95.2%, respectively. According to Torto Wheaton's second quarter 1997 forecast, the East End submarket is expected to tighten over the next two years, with approximately 950,000 square feet of new office supply entering the submarket and approximately 1.4 million square feet of net absorption projected for the period.

    Northern Virginia, where 11 and 99 Canal Center and TransPotomac Plaza 5 are located, is a relatively new market. Approximately 50% of the 83.7 million square feet of office space has been built since 1980. The real estate industry in Northern Virginia has made a significant recovery from the collapse of the market in the late 1980s, and as of September 30, 1997, Northern Virginia had a 95.7% overall occupancy rate. While the exodus of tenants from Washington, D.C. drove the Suburban market's early recovery and development, recent growth has been due to the transformation of Northern Virginia into one of the nation's top high-tech areas.

    As of September 30, 1997, the Northern Virginia office market contained 83.7 million square feet of space. The Alexandria submarket, where the Company's Properties are located, contained approximately 4.6 million square feet of office space, 2.9 million of which was Class A, and had overall and Class A occupancy rates of 91.7% and 90.0%, respectively. According to Torto Wheaton's second quarter 1997 forecast, supply is expected to outpace demand in the Alexandria submarket over the next two years with approximately 354,000 square feet of new office space entering the market and net absorption of approximately 146,000 square feet expected for the period.

    ATLANTA

    The Company has two Properties, 200 Galleria and 191 Peachtree Street, located in the Atlanta market. The Company holds the fee interest in 200 Galleria through a wholly-owned subsidiary. This Property is managed by CK Atlanta Office Management, Inc. The Company holds the first mortgage on 191 Peachtree Street and an 80% partnership interest in One Ninety One Peachtree Associates, the partnership which owns this Property. The Company's interest in One Ninety One Peachtree Associates is accounted for on the equity method, as the Company has substantial control over major decisions, as well as the right to become managing general partner. In 1996 and 1997, the minority partner received an annual incentive distribution of $250,000 which, the Company expects, it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remaining cash flow. Through a buy-sell agreement that becomes effective in 2002, either the Company or the minority partner will have the right to withdraw from the partnership by offering to the other its entire interest in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control of the asset.

    The Company believes economic fundamentals in the Atlanta market are positive. Atlanta is the political capital of Georgia and is considered the economic capital of the Southeast region. As of March 31, 1997, Atlanta, with a population of approximately 3.6 million, was the tenth largest metropolitan area in the nation. The MSA's median per capita personal income of $24,960 in 1995 was 8% above the national level.

    Atlanta's pro-business attitudes and highly-skilled workforce continue to be recognized on a national and global level. Over 400 of the Fortune 500 industrial and service companies are represented in the city. Major employers include Delta Airlines, AT&T, Bell South, Lockheed International Systems and Turner Broadcasting System. Over the last ten years, office employment in Atlanta has grown at an average annual rate of approximately 4.9%, compared to approximately 2.7% for the nation. For the year ended March 31, 1997, office employment grew 6.5% in Atlanta, compared to 4.4% nationally. In the past year, services and retail trade have been the engines for local growth, increasing at a rate of 8.2% and 7.7%, respectively, compared to increases of 4.3% and 2.1% observed nationwide. According to Torto Wheaton, Atlanta's office employment growth over the next ten years will continue to outpace employment growth nationwide. Torto Wheaton forecasts a 2.9% average annual increase in Atlanta's office employment, compared to 2.1% nationwide.

    As of September 30, 1997, the metropolitan Atlanta office market contained total office space of 95.4 million square feet. The Downtown submarket, where 191 Peachtree Street is located, contained approximately 15.5 million square feet of office space, of which over 70%, or 11 million square feet, was Class A space. Meanwhile, the overall and Class A occupancy rates for the Downtown submarket were 83.1% and 87.3%, respectively.

    According to the Torto Wheaton's second quarter 1997 forecast, the Downtown market will continue to tighten over the next two years, with demand expected to outpace supply. Torto Wheaton projects

660,000 square feet of new supply for the Downtown market over the next two years, with more than one million square feet of net absorption projected for the period.

    As of September 30, 1997, the Northwest submarket, where 200 Galleria is located, contained approximately 18.2 million square feet of office space, of which 56%, or 10.2 million was Class A office space. The overall and Class A occupancy rates for Northwest Atlanta were 91.4% and 90.7%, respectively. According to Torto Wheaton's second quarter 1997 forecast, 2.2 million square feet of new supply will enter the submarket over the next two years, with approximately 1.4 million square feet of total net absorption forecasted for the period.

    CHICAGO

    The Company has two Properties in the Suburban Chicago area, as well as a parcel of unimproved land in Downtown Chicago. The Company holds the fee interest in One Lincoln Centre through a wholly-owned subsidiary. This Property is managed by Hines pursuant to a management contract that may be terminated upon 30 days' notice. The Company has entered into a definitive agreement to purchase Corporate 500 Centre.

    The Company believes the economic fundamentals of the Suburban Chicago markets are strong. As of March 31, 1997, the population of the Chicago MSA was
7.8 million, making it the third largest in the country. As of 1995, the median per capita personal income for the MSA was $27,309, which was 18% above the national level. The Chicago area has a diversified economic base, which is supported by a number of prospering industries, including brokerage firms, air travel, electronics, insurance, retail and printing/publishing. This diversity has helped reduce vulnerability to economic swings, creating a stable economy. Overall office employment has grown at an annual rate of nearly 3% over the last ten years. For the year ending March 31, 1997, office employment in the Chicago MSA grew by a rate of 3.8%, compared to a 4.4% growth rate observed nationwide.

    As of September 30, 1997, the Chicago MSA contained 188 million square feet of space, 50% of which was built after 1980. Approximately 57% of the MSA's office space is located Downtown, with the remainder located in the outlying suburbs. As of September 30, 1997, Suburban Chicago's 80 million square foot office market had an occupancy rate of 89.9%, compared to the Downtown rate of 86.1%. The Suburban Class A market, which consisted of 30 million square feet of space, posted a 93.1% occupancy rate. As of September 30, 1997, the Oak Brook submarket, where One Lincoln Centre is located, contained 26 million square feet of office space, 10.2 million of which is Class A office space, and had overall and Class A occupancy rates of 90.7% and 91.9%, respectively. The Lake County submarket, where Corporate 500 Centre is located, contained six million square feet of office space, 2.8 million of which was Class A office space, and had overall and Class A occupancy rates of 92% and 94.3%, respectively.

    New office development has returned to the Suburban Chicago market, with Torto Wheaton's second quarter 1997 forecast calling for approximately five million square feet to be added over the next two years. According to the same forecast, demand is expected to lag behind supply over the same period with net absorption just reaching over four million square feet.

    NEW YORK CITY

    The Company has two Properties in New York City: Tower 56 and 527 Madison Avenue. The Company, through separate wholly-owned subsidiaries, holds the fee interest in both of these Properties. Both Properties are managed by HRO International Ltd. ("HRO") pursuant to management contracts that may be terminated upon 30 days' notice.

    The Company believes that the economic fundamentals of the New York City area are positive. As of March 31, 1997, the population of the New York MSA was
8.65 million people, making it the second largest MSA in the nation. The mean per capita personal income for 1994 for the MSA was $27,975, which was 34.4% above the national level.

    Over the last ten years, the New York MSA sustained significant employment losses, mainly in the financial services area, due to the nationwide recession. The average office employment growth during this period decreased approximately 0.5% annually, compared to average annual increases of approximately 2.7% nationwide. The national economic recovery, coupled with stellar gains on Wall Street, caused the MSA to post a 3.1% gain in office employment for the year ending March 31, 1997. Over the next ten years, Torto Wheaton forecasts office employment to increase by an average of 0.6% annually compared to 2.1% nationwide. Key factors supporting a positive view of the New York City market include: (1) a strong local economy resulting from significant growth in financial services, entertainment and tourism; (2) historically low crime levels; (3) a highly educated workforce with a mean per capita income 34.3% higher than the national average; (4) major barriers to entry, including a lack of well-located building sites and the high cost of building new office space; and (5) the continued trend in the market to redevelop obsolete office space for alternative uses.

    Midtown market leasing has been driven by numerous small to mid-size office tenants in the legal, communications, entertainment and financial advisory sectors. These firms have provided sufficient growth to partially offset net losses from corporate restructuring and financial services consolidation. However, due to a significant number of large tenants signing long-term leases over the past few years, smaller transactions are expected to continue to dominate leasing activity through 1999, when tenants who signed 10-year leases in new buildings built in the late 1980s return to the market.

    As of September 30, 1997, the Manhattan office market contained approximately 347 million square feet of space. The Midtown submarket, where the Properties are located, contained approximately 244 million square feet of space, 183 million, or 75%, of which is Class A space, and had overall and Class A occupancy rates of 93.1% and 94.1%, respectively. 4 Times Square, a 1.5 million square foot office tower, is currently under construction in the Times Square area of Midtown Manhattan. The building, expected to be completed in 1999, is heavily pre-leased to two large tenants.

    The Midtown office market is comprised of 12 individual submarkets. Tower 56 is located within Midtown's Park/Lexington market, while 527 Madison is located within the Madison Avenue submarket. As of September 30, 1997, Class A occupancy in the Park/Lexington and Madison Avenue submarkets was 95.1% and 94.0%, respectively.

    CHARLOTTE

    The Company has one Property, Charlotte Plaza, located in Uptown Charlotte. The Company holds the fee interest in this Property through two wholly-owned subsidiaries. The Property is managed by Trammell Crow SE, Inc.

    The Company believes the economic fundamentals of the Charlotte area are positive. Charlotte is the financial services and distribution hub of the Carolina region and is the largest metropolitan area between Atlanta and Washington, D.C., with a population of 1.34 million as of March 31, 1997. The median per capita personal income in 1995 for the MSA was $22,777, which was 2% below the national average.

    Fifty-three of the Fortune 100 companies are represented within the CBD of Uptown Charlotte. The majority of these firms are involved in the finance, insurance and real estate industries. Major employers include Duke Power Company, IBM Corporation, NationsBank Corporation, First Union Corporation, Southern Bell Telephone and state and local government agencies. Over the last ten years, office employment in Charlotte grew at an annual average rate of approximately 5.4%, compared to approximately 2.7% at the national level. Over the year ended March 31, 1997, Charlotte's office employment growth continued to outpace the nation's, increasing 5.9%, compared to 4.4% nationally. During the same period, the services and government sectors' employment levels increased 6.6% and 5.8%, respectively. Over the next decade, Torto Wheaton anticipates annual average office employment growth of 3.5% and 2.1% at the local and national levels, respectively.

    As of September 30, 1997, the Charlotte MSA contained total office space of
21.5 million square feet, approximately 65% of which was built after 1980. The Uptown submarket, where Charlotte Plaza is located, contained 9.3 million square feet of office space, 5.9 million of which was Class A, and had overall and Class A occupancy rates of 95.2% and 96.6%, respectively.

    According to Karnes Research, Uptown Charlotte is currently experiencing a multi-tenant office building boom. Transamerica Square, a 490,000 square foot building, was completed in 1997 and was 100% leased as of September 30, 1997. In addition, the IJL Financial Center (700,000 square feet) and 525 North Tryon (415,000 square feet) are currently under construction for 1998 delivery. Three First Union Center (912,000 square feet), to be developed by Childress Klein and anchored by First Union, is scheduled to break ground in 1998 and to be completed in late 1999. While these new projects are heavily pre-leased, these significant additions will cause the Uptown office market to soften. Over the next two years, approximately two million square feet of new inventory will be delivered, with total net absorption of just over one million square feet.

    DENVER

    The Company has one Property, One Norwest Center, located in Downtown Denver. One Norwest Center is owned by 1700 Lincoln Limited, in which the Company owns a 90% partnership interest through its wholly-owned subsidiary, ARICO-Denver, Inc., and a 10% partnership interest through its wholly-owned subsidiary, 1700 Lincoln Inc. This Property is managed by Hines.

    The Company believes economic fundamentals in the Denver market are positive. Key factors supporting a positive view of the Denver market include:
(1) an expanding local economy; (2) improving office occupancy rates in Downtown Denver when certain extraordinary effects are excluded; and (3) the lack of new construction of office space in the CBD. Historically, the financial district in Downtown Denver has been a major hub for many financial institutions in the Rocky Mountain region. The Denver population was 1.89 million as of March 31, 1997, making it the 27th largest MSA in the country. As of 1995, the median per capita income for the MSA was $25,501, which was 10% above the national level.

    The Denver area has experienced strong growth in office employment fueled by a mix of technological, communications and financial service firms, as well as businesses engaged in tourism and miscellaneous business services. Office employment in the Denver area grew at an average annual rate of approximately 4.0% during the last ten years, compared to approximately 2.7% nationwide. For the year ended March 31, 1997, office employment in the Denver area grew 4.3%, as compared to a national average rate of 4.4%. Over the next decade, Torto Wheaton forecasts annual average office employment growth of 2.7% for the Denver area compared to 2.1% nationally.

    As of September 30, 1997, the Denver MSA contained 66.3 million square feet of total office space, approximately 63% of which had been built after 1980. This increase in inventory was largely due to increased interest in oil and gas exploration in the Rocky Mountain Region. The Downtown submarket, where One Norwest Center is located, contained approximately 21.4 million square feet of office space, 11 million of which was Class A space, and had overall and Class A occupancy rates of 90.4% and 93.1%, respectively. According to the second quarter 1997 Torto Wheaton forecast, over one million square feet of new supply is expected to enter the submarket over the next two years, with approximately
1.4 million square feet of net absorption projected for the period.

    MINNEAPOLIS

    The Company has one Property, Norwest Center, located in the Minneapolis market. Norwest Center is owned by NWC Limited Partnership ("NWC"), a partnership in which the Company owns a 50% general partnership interest. Sixth & Marquette Limited Partnership ("S&M") owns a 50% partnership interest in NWC. The general partner of S&M is also a Minnesota limited partnership in which Gerald D. Hines, individually, and entities affiliated with Gerald D. Hines are directly or indirectly the sole general partners. The Company has the right, at its sole discretion, to become the managing general partner of NWC. Norwest Center is managed by Hines.

    The Company believes the economic fundamentals of the Minneapolis office market are strong. As of March 31, 1997, the population of the Minneapolis MSA was 2.79 million people, making it the 14th largest MSA in the nation. In 1995, the median per capita income for the MSA was $26,314, which was 13% above the national average.

    The economic base of the Minneapolis-St. Paul area is well diversified. The metropolitan economy includes a broad foundation of income-producing trades including agribusiness, computer/high technology systems, machinery manufacturing, graphic arts, government, medical, and educational institutions. This diversification has helped prevent any major out-migrations during the past and has led to general stability and low unemployment rates. Office employment has been strong during the last ten years, in part because of the area's reputation as a desirable place for corporate relocations. As of September 1996, a total of 32 Fortune 500 companies were headquartered in the Minneapolis-St. Paul area. Over the past ten years, office employment in the MSA grew an average of approximately 3.4% annually, compared to approximately 2.7% at the national level. For the year ending March 31, 1997, office employment growth slowed at the local level, increasing 2.0% compared to 4.4% nationally. The Torto Wheaton second quarter 1997 forecast calls for annual average office employment growth of 2.1% at both the local and national levels.

    As of September 30, 1997, the Minneapolis MSA contained 51.2 million square feet of total office space, approximately 55% of which has been built after 1980. The Minneapolis CBD, where Norwest Center is located, contained approximately 20.6 million square feet of office space, 12.9 million of which was Class A space, and, with overall and Class A occupancy rates of 93.5% and 96.1%, respectively, had one of the top five Class A occupancy rates in the nation. There is currently 1.5 million square feet of office space under construction in two Downtown towers with both buildings expected to be 100% occupied by single tenants. An additional office tower of approximately 900,000 square feet is planned for a 1998 groundbreaking, with over 50% of that project already leased to large tenants. Over the next two years, Torto Wheaton forecasts approximately 1.4 million square feet of net absorption in the submarket.

    PITTSBURGH

    The Company has one Property, The Frick Building, located in Downtown Pittsburgh. The Company, through a wholly-owned subsidiary, holds the fee interest in this Property. This Property is managed by The Galbreath Company pursuant to a management contract that may be terminated upon 30 days' notice.

    Since the late 1970s, the Pittsburgh MSA has shifted its concentration from a manufacturing economy to a more diversified economic base. In addition to its strength in heavy industry, the city is now recognized as a major finance, business, health care, research and educational center. As a result of Pittsburgh's transition from a manufacturing-based economy to a diversified one, its population steadily declined through the 1970s and 1980s. The population began to stabilize as of 1990, and the current population is approximately 2.5 million.

    Pittsburgh is the seventh largest corporate headquarters location in the United States. Nine Fortune 500 companies have their headquarters in Pittsburgh, including USX Corporation, PPG Industries and the H.J. Heinz Company. The Pittsburgh area is known as one of the largest and most productive centers of scientific and technological innovation in the nation.

    As of December 31, 1997, the Pittsburgh MSA contained 37.3 million square feet of office space. The Pittsburgh CBD, where The Frick Building is located, contained approximately 24.3 million square feet of office space, approximately
14.6 million of which was Class A office space, and had overall and Class A occupancy rates of 84.5% and 89.4%, respectively.

    SEATTLE

    The Company has one Property, Washington Mutual Tower, located in the Seattle market. The project site (the "Project Site") comprises Washington Mutual Tower and Block 6 ("Block 6"), which consists of a six-level underground parking facility for 810 cars; an adjacent historic brick building (the Brooklyn Building); three levels of restaurants, shops and service businesses; and, to protect sight lines from

Washington Mutual Tower, two masonry office buildings located across the street--the Galland and Seneca Buildings--master leased by Third and University Limited Partnership ("Third Partnership") through 2005 from Samis Land Company. Wright Runstad & Company has a subordinated equity interest in Washington Mutual Tower and manages the Property for Third Partnership.

    The Project Site is owned by Third Partnership. The Company owns, through a wholly-owned subsidiary, a 50% general partnership interest in Third Partnership. Third Partnership is the successor in interest as lessee under a 13-year lease, expiring in 2005, of the Galland and Seneca Buildings. In general, the Company shares revenues equally with its partner, 1212 Second Avenue Limited Partnership ("1212 Partnership") and also receives certain preference returns. In addition, the Company also receives cash flow that is not shared with 1212 Partnership and is currently due a cumulative preference deficit. The Company holds the right, at its sole discretion, to elect to become the managing general partner of Third Partnership. 1212 Partnership, originally the sole general partner, is now the managing general partner with the obligation to manage and operate Third Partnership's business.

    The Company believes that economic fundamentals in the Seattle market are strong. As of March 31, 1997, the population of the Seattle MSA was 2.27 million, making it the 21st largest in the country. The MSA's median per capita personal income in 1995 was $28,329, which was 22% above the national level. Annual office employment growth in the Seattle area has outpaced the nation over the last ten years, increasing approximately 4.7% on average, compared to approximately 2.7% at the national level. For the year ended March 31, 1997, local office employment grew 7.3%, compared to 4.4% nationally. Seattle's job base has become increasingly diversified over the last 15 years, thus reducing its dependence on the Boeing Company as an employer. In addition, the Seattle CBD has one of the highest Class A office occupancy rates in the nation (97% as of September 30, 1997). The Torto Wheaton forecast calls for healthy office employment growth over the next decade, with a 3.3% average annual growth rate for the MSA compared to 2.1% for the nation.

    The economy in the Seattle and surrounding Puget Sound area is fairly well diversified. The largest employment sector is the services sector, accounting for approximately 27% of the total non-agricultural employment in the region. The next largest employment sector is wholesale and retail trade with approximately 25% of total non-agricultural employment. Forest products, pulp, paper, aircraft, ships and seafood products are recognized as the traditional components of the region's economic base. Several services, such as transportation, engineering and finance, are also exported and thus considered base industries. An increasing share of software and durable goods is also exported, making these industries significant contributors to the economic base. The area has consistently experienced relatively low unemployment in recent years, with rates below the national average, but did experience slight decreases in employment due to layoffs at Boeing during the early 1990s.

    As of September 30, 1997, the Seattle MSA contained a total inventory of
54.0 million square feet of office space, approximately 61% of which was built after 1980. The Seattle CBD, where Washington Mutual Tower is located, contained approximately 16 million square feet of the metropolitan inventory and 13 million square feet of Class A office space, and, with overall and Class A occupancy rates of 95% and 97.1%, respectively, had one of the top five Class A occupancy rates in the nation. According to the second quarter 1997 Torto Wheaton forecast, the Seattle CBD office market is expected to tighten over the next two years, with absorption outpacing supply by a ratio in excess of 2:1. The Torto Wheaton forecast calls for approximately 620,000 square feet of new inventory to be added to the CBD over the next two years, with absorption totaling approximately 1.4 million square feet.

SPECIFIC PROPERTY

    The following Properties had net book values equal to 10% or more of the Company's total assets or aggregate gross revenues as of December 31, 1997.

ONE NORWEST CENTER

    Completed in 1983, One Norwest Center is a 50-story, granite and glass office tower containing approximately 1,188,000 square feet of net rentable area and a 12-level, 1,004-vehicle parking facility. One Norwest Center is located in downtown Denver -- the major business, financial, government and cultural center for the Rocky Mountain region. In downtown Denver, the compact central core area of offices, financial institutions, retail stores, and hotels is bordered by adjacent districts of public buildings. One Norwest Center is located at 17th Street and Lincoln Street on the east boundary of the financial district. Historically, this financial district has been a major hub for many financial institutions in the Rocky Mountain region.

    One Norwest Center is owned by 1700 Lincoln Limited ("Lincoln") in which the Company owns a 90 percent general partnership interest through its wholly-owned subsidiary, ARICO-Denver, Inc., and a 10 percent general partnership interest through its wholly-owned subsidiary, 1700 Lincoln Inc. The Property is managed by Hines.

    MARKET INFORMATION

    See Market Data--Denver above.

    HISTORICAL OCCUPANCY RATES

    As of the dates noted, the following percentage of the net rentable area in One Norwest Center was leased at the average Net Effective Rent per square foot set forth below:

                                                                                                       AVERAGE NET
                                                                                                        EFFECTIVE
                                                                              PERCENTAGE LEASED      RENT PER SQUARE
AS OF                                                                           AT PERIOD END             FOOT
--------------------------------------------------------------------------  ---------------------  -------------------
December 31, 1997.........................................................               99%            $   11.66
December 31, 1996.........................................................               99                 10.80
December 31, 1995.........................................................               98                 10.56
December 31, 1994.........................................................               96                 10.25
December 31, 1993.........................................................               96                 10.59

    PRINCIPAL TENANTS

    The following table lists the principal tenants of One Norwest Center as of December 31, 1997:

                                                                                              RENTABLE SQUARE FEET
                                                                           PRINCIPAL         ----------------------
                                                                            BUSINESS                    PERCENT OF
TENANT                                                                      ACTIVITY           TOTAL     TOTAL(1)
-------------------------------------------------------------------  ----------------------  ---------  -----------
Norwest Bank Denver N.A............................................         Banking            565,943         48%
Newmont Gold Company...............................................          Mining            116,467         10%
Teletech Telecommunications, Inc...................................    Telecommunications
                                                                            Services            71,558          6%
                                                                                             ---------         ---
Total..............................................................                            753,968         64%
                                                                                             ---------         ---
                                                                                             ---------         ---

------------------------

(1) Calculated based on a total of 1,187,852 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

NORWEST CENTER

    Norwest Center is a 55-story, granite and glass office tower containing approximately 1,118,000 square feet of net rentable area and a 340-vehicle underground parking facility. Norwest Center is located at the center of downtown Minneapolis, at the intersection of Seventh Street South and Marquette Avenue. The main business entrance to the building is on Seventh Street South, opposite the IDS Center, a prominent landmark in the Twin Cities. Pedestrian access is also available from Sixth Street South and Marquette Avenue; a grand ceremonial entrance to the building on Sixth Street South incorporates a rotunda and retail banking function.

    MARKET INFORMATION

    See Market Data--Minneapolis above.

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

    During the NWC Preference Period, the Company is entitled to receive an annual preference return (the "NWC Preference Return") equal to 7 percent of its capital base, which is $92.3 million as of December 31, 1997. The NWC Preference Return is cumulative, and if operating revenues (after payment of operating costs, capital expenditures and debt service) are not sufficient to fund the distribution of any NWC Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 7 percent, compounded annually. Currently, there is no accrued deficiency outstanding on the NWC Preference Return.

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

    HISTORICAL OCCUPANCY RATES

    As of the dates noted, the following percentage of the net rentable area in Norwest Center was leased at the average Net Effective Rent per square foot set forth below:

                                                                                                       AVERAGE NET
                                                                                                        EFFECTIVE
                                                                              PERCENTAGE LEASED      RENT PER SQUARE
AS OF                                                                           AT PERIOD END             FOOT
--------------------------------------------------------------------------  ---------------------  -------------------
December 31, 1997.........................................................               98%            $   17.23
December 31, 1996.........................................................              100                 17.43
December 31, 1995.........................................................              100                 17.31
December 31, 1994.........................................................              100                 17.00
December 31, 1993.........................................................              100                 17.27

    PRINCIPAL TENANTS

    The following table lists the principal tenants of Norwest Center as of December 31, 1997:

                                                                                              RENTABLE SQUARE FEET
                                                                                PRINCIPAL    ----------------------
                                                                                BUSINESS                PERCENT OF
TENANT                                                                          ACTIVITY       TOTAL     TOTAL(1)
----------------------------------------------------------------------------  -------------  ---------  -----------
Norwest Corporation.........................................................     Banking       451,079         40%
Faegre & Benson.............................................................      Legal        195,918         18%
KPMG Peat Marwick...........................................................   Accounting       75,152          7%
                                                                                             ---------         ---
      Total.................................................................                   722,149         65%
                                                                                             ---------         ---
                                                                                             ---------         ---

------------------------

(1) Calculated based on a total of 1,118,062 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

WASHINGTON MUTUAL TOWER

    Washington Mutual Tower is a 55-story, granite and glass office tower containing approximately 1,155,000 square feet of net rentable area (including the Galland and Seneca Buildings described below). Washington Mutual Tower is located in the heart of the downtown Seattle central business district (the "Seattle CBD"), at 1201 Third Avenue, with unobstructed views of Puget Sound. The project site (the "Project Site") is comprised of Washington Mutual Tower and Block 6 ("Block 6") which consists of a 6-level underground parking garage for 810 cars; an adjacent historic brick building (the Brooklyn Building); three levels of restaurants, shops and service businesses; and, to protect sight lines from Washington Mutual Tower, two masonry office buildings located across the street -- the Galland and Seneca Buildings -- master leased by Third and University Limited Partnership ("Third Partnership") through 2005 from Samis Land Company. Wright Runstad & Company has a subordinated equity interest in Washington Mutual Tower and manages the Property for Cornerstone.

MARKET INFORMATION

    See Market Data--Seattle above.

    THE PARTNERSHIP

    The Project Site is owned by Third Partnership. The Company owns, through its wholly-owned subsidiary ARICO-Seattle, Inc., a 50 percent general partnership interest in Third Partnership, 1212

Second Avenue Limited Partnership, a Washington limited partnership ("1212 Partnership"), currently holds a 49 percent managing general partnership interest and a 1 percent limited partnership interest in Third Partnership. Third Partnership is the successor in interest as lessee under a 13-year lease, expiring in 2005, of the Galland and Seneca Buildings.

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

    Until certain cash flow levels have been achieved for two consecutive years (the "Washington Preference Period"), all of Third Partnership's operating revenues remaining after making payments required for (i) the operations of Third Partnership and Washington Mutual Tower, (ii) net Block 6 costs, (iii) the payment of debt service and (iv) the Washington Preference Return (defined below), will be distributed 50 percent to the Company and 50 percent to 1212 Partnership. The Washington Preference Period is expected to continue for the foreseeable future. During the Washington Preference Period, the Company is also entitled to receive an annual preference return (the "Washington Preference Return") equal to 8 percent of its capital base, which was $100 million as of December 31, 1997. The Washington Preference Return is cumulative, and if operating revenues, adjusted for payment of operating costs, capital expenditures, debt service and for amounts due from 1212 Partnership and a subsidiary of the Company under the partnership agreement, are insufficient to fund the distribution of any Washington Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 8 percent, compounded annually. As of December 31, 1997, the Company is due a cumulative preference deficit, including accrued interest, of approximately $8.7 million which will be reduced as cash flow becomes available. On a priority basis to the Washington Preference Return described above, the Company also receives a 9.53 percent return on an additional equity investment of $47 million made in September 1995. The Company is entitled to receive this return through September 30, 2003, at which time the rate of return will adjust based on conditions in the interest rate markets.

    HISTORICAL OCCUPANCY RATES

    As of the dates noted, the following percentage of the net rentable area in Washington Mutual Tower was leased at the average Net Effective Rent per square foot set forth below:

                                                                                   AVERAGE NET
                                                                                    EFFECTIVE
                                                          PERCENTAGE LEASED      RENT PER SQUARE
AS OF                                                       AT PERIOD END             FOOT
------------------------------------------------------  ---------------------  -------------------
December 31, 1997.....................................               97%            $   12.02
December 31, 1996.....................................               97                 11.80
December 31, 1995.....................................               97                 11.83
December 31, 1994.....................................               97                 11.03
December 31, 1993.....................................               96                 10.84

    PRINCIPAL TENANTS

    The following table lists the principal tenants of Washington Mutual Tower and Block 6 as of December 31, 1997:

                                                        RENTABLE SQUARE
                                                             FEET
                                          PRINCIPAL   -------------------
                                          BUSINESS             PERCENT OF
TENANT                                    ACTIVITY     TOTAL    TOTAL(1)
----------------------------------------  ---------   -------  ----------
Perkins Coie............................    Legal     199,982     17%
Washington Mutual.......................   Banking    181,066     16%
Karr Tuttle Campbell....................    Legal      50,574      4%
                                                      -------     ---
      Total.............................              431,622     37%
                                                      -------     ---
                                                      -------     ---

------------------------

(1) Calculated based on a total of 1,154,560 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

191 PEACHTREE STREET

    191 Peachtree Street, located in downtown Atlanta, is a 50-story multi-tenant office building containing 1,221,000 square feet. The Property is very high quality and is widely regarded as the best building in Downtown Atlanta. The project was completed in 1991 and designed by John Burgee and Philip Johnson. Attached to the building is a 16-story parking deck with 1,386 spaces. 191 Peachtree Street was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option.

    191 Peachtree Street is located in the heart of Atlanta's CBD, also referred to as Downtown. Peachtree Street is a major corridor through the CBD from which development radiates. The Property is located on the east side of Peachtree Street between Ellis Street and International Boulevard, and extends to Peachtree Center Avenue. The topography of the site slopes down to the east, with both the Peachtree Street and Peachtree Center Avenue entrances at street grade.

    MARKET INFORMATION

    See Market Data--Atlanta above.

    OWNERSHIP STRUCTURE

    THE MORTGAGE. Cornerstone holds the first mortgage on the Property in the amount of $145 million. The mortgage earns interest at a rate of 9.375% and matures on February 28, 2008. The loan will be interest only through March 1, 1998 and, thereafter, will require principal payments based on a 30-year amortization schedule.

    THE PARTNERSHIP. Cornerstone has a 80% interest in One Ninety One Peachtree Associates, the partnership which owns this Property. The Company's interest in One Ninety One Peachtree Associates is accounted for on the equity method, as the Company has substantial control over major decisions, as well as the right to become managing general partner. Through February 28, 2000, the minority partner in the transaction C-H Associates, LTD (CHA) will receive an Incentive Distribution (as defined) of $250,000 per annum. This payment will be made out of net cash flow after the payment of the first mortgage loan described above. Cornerstone will receive the remaining cash flow up to the amount of an Undistributed Preferred Return, defined in the partnership agreement for the Property. Should cash flow be insufficient to repay the Undistributed Preferred Return, the remainder will earn interest at a rate increasing over the next nine years from 7.25% to 11.5%; at December 31, 1997, the cumulative undistributed preferred return was $15,281,555. Through a buy-sell agreement that becomes effective in 2002, either the Company or the minority partner will have the right to withdraw from the partnership by offering to the other its entire interest in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control of the asset.

    THE GROUND LEASE. A small portion of the site that is below the parking structure is subject to a long-term ground lease from the Ritz Carlton (see above). As part of the ground lease agreement, the Ritz Carlton has its ballroom located in the basement of 191 Peachtree Street.

    HISTORICAL OCCUPANCY RATES

    As of December 31, 1997 the Property was 95% leased at an average Net Effective Rent of $24.26 per square foot.

    PRINCIPAL TENANTS

    The following table lists the principal tenants of 191 Peachtree Street as of December 31, 1997:

                                                                                              RENTABLE SQUARE FEET
                                                                                  PRINCIPAL  ----------------------
                                                                                  BUSINESS              PERCENT OF
TENANT                                                                            ACTIVITY     TOTAL     TOTAL(1)
--------------------------------------------------------------------------------  ---------  ---------  -----------
Wachovia Bank...................................................................   Banking     382,000         31%
King & Spalding.................................................................    Legal      306,000         25%
Powell, Goldstein, Frazer & Murphy..............................................    Legal      125,220         10%
                                                                                             ---------         ---
Total...........................................................................               813,220         66%
                                                                                             ---------         ---
                                                                                             ---------         ---

------------------------

(1) Calculated based on a total of 1,221,000 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

500 BOYLSTON STREET

    500 Boylston Street, a 25-story, Class A office building containing a total rentable area of 715,000 square feet, was designed by the team of John Burgee Architects and Philip Johnson. The project shares a full city block with 222 Berkeley Street, and together, the two buildings are considered the premier buildings in the Back Bay submarket of Boston. 500 Boylston is comprised of 642,000 square feet of office area on floors three through twenty-five, 8,000 square feet of storage space, and 65,000 square feet of retail area on floors one and two. Parking for 1,000 cars is shared with 222 Berkeley Street and is located on three levels below grade. The 500 Boylston Street site contains approximately 137,000 square feet of land area or 3.15 acres, with approximately 500 feet of frontage on Boylston Street.

    500 Boylston Street is located in the Back Bay submarket of Boston. The 500 Boylston Street and 222 Berkeley Street complex occupies a city block bounded by Boylston Street on the north, St. James Avenue on the south, Clarendon Street on the west and Berkeley Street on the east. Development of the Back Bay has historically been subject to restrictive zoning ordinances, aimed at preserving the character of the area and concentrating commercial development along the "High Spine", of which Boylston Street is the center. Companies like John Hancock Mutual Life Insurance, Boston Edison, Bain & Co., Liberty Mutual Life Insurance and The New England are all headquartered in this submarket.

    MARKET INFORMATION

    See Market Data--Boston above.

    THE PARTNERSHIP

    Cornerstone has a 91.5% interest in Five Hundred Boylston West Venture, the partnership which owns the fee simple title to the Property. The remaining 8.5% interest is owned by Boylston West 1986 Associates Limited Partnership ("Hines"). Cash flow, excess financing and sales proceeds are shared on a pro rata basis between the partners with respect to each partnership interest. The Company consolidates its investment in the partnership which owns 500 Boylston Street. In addition, through buy-sell agreements that become effective in 2007 with respect to each partner, either the Company or Hines will have the right to withdraw from the partnership by offering to the other its entire share in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control in the underlying asset. The Property is managed by Hines under a long-term management agreement.

    HISTORICAL OCCUPANCY RATES

    As of December 31, 1997 the Property was 100% leased at an average Net Effective Rent of $26.08 per square foot.

    PRINCIPAL TENANTS

    The following table lists the principal tenants of 500 Boylston Street as of December 31, 1997:

                                                                                               RENTABLE SQUARE FEET
                                                                                              ----------------------
                                                                                                         PERCENT OF
TENANT                                                  PRINCIPAL BUSINESS ACTIVITY             TOTAL     TOTAL(1)
---------------------------------------------  ---------------------------------------------  ---------  -----------
Massachusetts Financial Services.............               Financial Services                  359,000         50%
New England Financial........................          Insurance/Financial Services             213,000         30%
Towers, Perrin, Forster & Crosby.............           Human Resources Consulting               44,000          6%
                                                                                              ---------         ---
    Total....................................                                                   616,000         86%
                                                                                              ---------         ---
                                                                                              ---------         ---

------------------------

(1) Calculated based on a total of 715,000 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

SIXTY STATE STREET

    Sixty State Street, a 38-story, Class A office building containing a total rentable area of 823,000 square feet, was designed by Skidmore, Owings & Merrill Architects. The project is located on the northeast corner of State and Congress Streets and is considered one of the premier office buildings in Boston's Financial District. The exterior facade consists of granite and reflective glass. The building's irregular shape yields 11 sides and thus, substantial window-office space. Built in 1978 on a 1.35-acre site, the building has three levels of below grade parking capable of accommodating 215 vehicles. The project has benefited from substantial renovation projects and meticulous maintenance and therefore looks and operates like a new building.

    The project is well located and convenient to all forms of public transportation and scores of cultural attractions. Most notably, the building overlooks the adjacent Faneuil Hall Market Place and the Government Center Transit Station. In addition, its location provides convenient commuter access from Boston's suburbs. A Houlihan's restaurant and a white tablecloth-dining club called The Bay Tower Club provide additional amenities to the project.

    The ground under Sixty State Street is leased to the leasehold owner, Marshall Field, through December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

    MARKET INFORMATION

    See Market Data--Boston above.

    OWNERSHIP STRUCTURE

    On December 31, 1997, Cornerstone purchased the second mortgage on Sixty State Street. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) will inure to the Company. The Company controls all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million. The $78.4 million first mortgage on the Property has been recorded by the Company as an $89.6 million liability as a result of its above-market interest rate. Cornerstone will account for the transaction as an equity investment in real estate.

    HISTORICAL OCCUPANCY RATES

    As of December 31, 1997 the Property was 98% leased.

    PRINCIPAL TENANTS

    The following table lists the principal tenants of Sixty State Street as of December 31, 1997:

                                                                                               RENTABLE SQUARE FEET
                                                                                              ----------------------
                                                                                                         PERCENT OF
TENANT                                                  PRINCIPAL BUSINESS ACTIVITY             TOTAL     TOTAL(1)
---------------------------------------------  ---------------------------------------------  ---------  -----------
Hale & Dorr..................................                      Legal                        273,000         33%
The Pioneer Group, Inc.......................               Financial Services                  141,000         17%
ITT/Sheraton.................................                   Hospitality                      90,000         11%
                                                                                              ---------         ---
    Total....................................                                                   504,000         61%
                                                                                              ---------         ---
                                                                                              ---------         ---

------------------------

(1) Calculated based on a total of 823,000 rentable square feet as of December 31, 1997.

    LEASE EXPIRATIONS

    See Lease Expiration Schedule above.

ITEM 3. LEGAL PROCEEDINGS.

    In the ordinary course of business, the Company is subject to tenant and property related claims. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    A special meeting of stockholders of the Company was held on October 27, 1997 for the purpose of considering and voting upon the following matters:

    (1) a proposal to approve the Company's purchase (the "DIHC Acquisition") of the DIHC Properties and certain secured and unsecured loans from PGGM and DIHC in exchange for up to 34,187,500 shares of the Company's Common Stock (approximately 41% of the Company's Common Stock at such time), $259,548,000 in cash and promissory notes for $250,000,000 pursuant to that certain Stock Purchase Agreement, dated as of August 18, 1997, between the Company and DIHC and that certain Loan Purchase Agreement, dated as of August 18, 1997, between the Company and PGGM (the "DIHC Acquisition Proposal");

    (2) a proposal to amend the Articles of Incorporation to include new provisions designed to cause the Company to become a "domestically controlled REIT" under U.S. tax laws (the "Acquisition Amendment Proposal");

    (3) a proposal to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 (the "Authorized Shares Amendment Proposal"); and

    (4) a proposal to amend the Articles of Incorporation to include a provision clarifying the mechanics of settling trades on the New York Stock Exchange (the "NYSE Amendment Proposal" and collectively, the "Proposals").

    The holders of record of the Company's Common Stock at the close of business on September 22, 1997 (the "Record Date") were entitled to vote at the Special Meeting. On the Record Date, there were 48,856,742 shares of Common Stock outstanding, each of which was entitled to one vote with respect to each Proposal. Approval of the DIHC Acquisition Proposal required the affirmative vote of a majority of the votes cast, provided that the total votes cast represented over 50% in interest of the outstanding shares of Common Stock on the Record Date. Approval of the other Proposals required the affirmative vote of a majority of outstanding shares of Common Stock. All of the Proposals were approved. The following table sets forth the voting results with respect to each
Proposal:

                                                       NO. OF VOTES  NO. OF VOTES    NO. OF
PROPOSAL                                                 CAST FOR    CAST AGAINST  ABSTENTIONS
-----------------------------------------------------  ------------  ------------  -----------
DIHC Acquisition.....................................    35,123,908      136,803      143,031
Acquisition Amendment................................    35,240,796       93,315       69,631
Authorized Share Amendment...........................    33,157,214    2,168,132       78,396
NYSE Amendment.......................................    40,792,510       29,584       56,550

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The shares of Common Stock of the Company are traded on the New York, Frankfurt and Dusseldorf Stock Exchanges. Quotations of the Common Stock in New York are made in United States Dollars. Quotations in Dusseldorf and Frankfurt are made in Deutsche Marks. On April 21, 1997, Cornerstone completed its initial U.S. public offering of 16.1 million shares of Common Stock at $14 per share. The high and low sales prices on the New York Stock Exchange for each quarter of 1997 in which the Company was listed were as follows:

SALES PRICE

                                                                               HIGH        LOW
                                                                             ---------  ---------
  1997
---------------------------------------------------------------------------
 2nd Quarter...............................................................  $   15.38  $   14.25
  3rd Quarter..............................................................  $   19.50  $   15.25
  4th Quarter..............................................................  $   20.00  $   17.69

    The high and low sales prices (in Deutsche Marks) on the Frankfurt Stock Exchange for each quarter of 1996 and 1997 were as follows:

SALES PRICE

                                                                         HIGH          LOW
                                                                      -----------  -----------
  1996
--------------------------------------------------------------------
 1st Quarter........................................................  DM22.70      DM20.10
  2nd Quarter.......................................................  DM20.80      DM20.00
  3rd Quarter.......................................................  DM22.55      DM20.50
  4th Quarter.......................................................  DM24.70      DM22.10

  1997
--------------------------------------------------------------------
 1st Quarter........................................................  DM28.25      DM23.90
  2nd Quarter.......................................................  DM27.50      DM24.80
  3rd Quarter.......................................................  DM33.80      DM26.20
  4th Quarter.......................................................  DM34.50      DM29.00

    The high and low sales prices (in Deutsche Marks) on the Dusseldorf Stock Exchange for each quarter of 1996 and 1997 were as follows:

SALES PRICE

                                                                         HIGH          LOW
                                                                      -----------  -----------
  1996
--------------------------------------------------------------------
 1st Quarter........................................................  DM22.50      DM20.30
  2nd Quarter.......................................................  DM20.80      DM20.10
  3rd Quarter.......................................................  DM22.55      DM20.50
  4th Quarter.......................................................  DM24.30      DM21.10

  1997
--------------------------------------------------------------------
 1st Quarter........................................................  DM28.20      DM23.40
  2nd Quarter.......................................................  DM26.70      DM24.70
  3rd Quarter.......................................................  DM33.60      DM26.40
  4th Quarter.......................................................  DM34.50      DM29.50

    The closing quotation of the Company's Common Stock on March 26, 1998 was U.S. $18 5/16 on the New York Stock Exchange, DM32.8 on the Frankfurt Stock Exchange and DM32.8 on the Dusseldorf Stock Exchange.

    As of March 26, 1998, there were approximately 127 holders of record of the Common Stock.

    For 1997, Cornerstone paid distributions to its shareholders of $0.60 per share on January 31, 1997 (to stockholders of record as of December 30, 1996); $0.30 per share on April 30, 1997 (to stockholders of record as of March 21, 1997); $0.30 per share on July 31, 1997 (to stockholders of record as of June 20, 1997); $0.30 per share on October 31, 1997 (to stockholders of record as of September 19, 1997); and $0.14 per share on November 26, 1997 (to stockholders of record as of October 31, 1997).

    The Company intends to continue to pay cash distributions to its stockholders. It is expected that distributions will be made on a quarterly basis in 1998 and, in accordance with the Company's qualification as a REIT, will be equal to at least 95% of the Company's taxable income. The Company intends that at least 85% of all distributions from income earned during any taxable year will be made prior to the end of such taxable year. No assurance can be given as to the amounts of future distributions since they are subject to the Company's funds from operations, earnings, financial condition, and such other factors as the Board of Directors deem relevant.

    On January 31, 1997, April 30, 1997 and July 31, 1997, through a dividend reinvestment plan available to all German shareholders, the Company issued 243,907, 141,733 and 175,796 shares of Common Stock, respectively, to such shareholders and received proceeds of approximately $3,717,000, $2,228,000 and $2,640,000, respectively. Such shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued and sold to persons outside the United States.

    On July 25, 1997, the Company issued 6,896,550 and 4,586,210 shares of Common Stock to NYSTRS and Rodamco, respectively, upon conversion of all the outstanding shares of the Company's 8% Cumulative Convertible Preferred Stock and 8% Cumulative Convertible Preferred Stock, Series A which were held by NYSTRS and Rodamco, respectively. Such shares were not registered under the Securities Act and were issued to NYSTRS and Rodamco in an exempt transaction pursuant to Section 3(a)(9) of the Securities Act.

    On October 28, 1997, as part of the consideration paid by the Company in connection with the DIHC Acquisition, the Company issued 34,185,500 shares of Common Stock to DIHC and PGGM. See "Recent Developments--DIHC Portfolio." Such shares were not registered under the Securities Act and were offered and sold to DIHC and PGGM in a private offering pursuant to Section 4(2) of the Securities Act. Subsequently, all of these shares were registered under the Securities Act pursuant to the Company's shelf registration statement (No. 333-47149) which became effective on March 10, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements.

                                                         1997         1996        1995        1994      1993(1)
                                                     ------------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Real estate investments before
  accumulated depreciation.........................  $  2,187,525  $  799,662  $  706,988  $  571,831  $  576,764
Total assets.......................................     2,051,481     766,180     586,089     477,996     515,792
Long-term debt.....................................       706,178     400,142     369,600     130,500     141,638
Credit facility debt...............................       187,000      --          --         236,467     235,677
Total liabilities..................................       940,062     442,375     403,927     400,640     407,964
Redeemable preferred stock.........................  $    --       $  162,743  $   --      $   --      $   --

OPERATING DATA:
Revenues...........................................  $    173,911  $  116,908  $   92,387  $   85,574  $   65,827
Expenses...........................................       134,041     106,646      90,427      88,084      70,361
Gain (loss) on interest rate swap..................            99       4,278      (7,672)     --          --
Minority interest..................................         2,368       1,519       3,417       3,899       1,214
Extraordinary loss.................................            54       3,925       4,445         581      --
Net income (loss)..................................  $     37,547  $    9,096  ($  13,574) ($   6,990) ($   5,748)

    Net income
    per common share...............................  $       0.63  $     0.19  ($    0.94) ($    0.53) ($    0.43)
    Dividends declared
    Per common share...............................  $       1.04  $     1.20  $     1.16  $     1.16  $     1.15
Payments to stockholders:

OTHER DATA:
Cash Flow from:
    Operations.....................................  $     65,922  $   34,522  $   20,036  $   28,968  $   20,077
    Investing......................................      (462,837)    (57,259)   (135,527)     (1,762)     13,240
    Financing......................................       306,842     129,800     110,725     (33,141)    (24,137)
Funds From Operations(2)...........................  $     68,308  $   34,719  $   21,424  $   15,562  $   20,525

------------------------

(1) Effective December 31, 1993, the financial statements of NWC have been consolidated with the financial statements of the Company.

(2) Funds From Operations ("FFO") is a calculation which is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and is not indicative of either net income or cash flow from operations as calculated in accordance with GAAP. The Company makes certain additional adjustments to FFO which are not contemplated in the NAREIT definition as disclosed in Item 7 of this Form 10-K.

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

    When used in the following discussion, the words "believes", "anticipates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

    CONSOLIDATION. Cornerstone's principal source of income is rental revenues received through its investment in eleven fee simple investments and five controlled real estate partnerships. The $28.4 million increase in Net Income is due to the following changes described in the captions below in more detail: an increase in total Property Income of $24.3 million; and an increase in interest and other income of $8.7 million; these amounts are partially offset by an increase in interest expense of $2.2 million; an increase in general and administrative expenses of $1.2 million; a decrease in gain on interest rate swaps of and extraordinary losses of $0.4 million; and an increase in minority interest of $0.8 million.

    PROPERTY RESULTS. For the years ended December 31, 1997, 1996, and 1995 property results can be summarized as follows (in thousands):

                                                            FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                                ENDED              ENDED              ENDED
                                                          DECEMBER 31, 1997  DECEMBER 31, 1996  DECEMBER 31, 1995
                                                          -----------------  -----------------  -----------------
Office and Parking Rentals..............................     $   159,828        $   111,494         $  88,548
Less:
  Building Operating Expenses...........................          35,962             24,578            19,233
  Real Estate Taxes.....................................          25,560             19,610            12,297
  Depreciation and Amortization.........................          30,978             24,317            22,572
                                                                --------           --------           -------
Total Operating Expenses................................          92,500             68,505            54,102
                                                                --------           --------           -------
Total Property Income...................................     $    67,328        $    42,989         $  34,446
                                                                --------           --------           -------
                                                                --------           --------           -------

    The increase in Property Income from 1996 to 1997 of $24.3 million was due to an increase in Office and Parking Rentals at One Norwest Center due to lease buyouts ($0.7 million) and higher net rentals ($0.6 million); an increase in Property Income at Norwest Center due to increased real estate tax recoveries ($2.2 million); an increase in Property Income at Washington Mutual Tower due to higher garage income and lower depreciation ($0.8 million); a full year of operations for Tower 56 as compared to approximately eight months in 1996 ($0.6 million); a full year of operations for One Lincoln Centre as compared to approximately two months in 1996 ($3.4 million); a full year of operations for the Frick Building as compared to approximately two months in 1996 ($1.8 million); and increased Property Income due to the acquisition of 527 Madison Avenue in February ($4.9 million) and the acquisition of the DIHC Portfolio in October ($10.7 million). These amounts are partially offset by a decrease in Property Income for 125 Summer Street due to a large roll down in gross rents, higher real estate taxes and higher depreciation ($1.4 million).

    The increase in Property Income from 1995 to 1996 of $8.5 million was due to a full year of operations for 125 Summer Street as compared to two months of operations in 1995 ($6.7 million); the acquisition of Tower 56 ($1.6 million), One Lincoln Centre ($0.5 million), and the Frick Building ($0.3 million) during 1996; an increase in the income of Washington Mutual Tower due to the retirement of certain deferred leasing costs in 1995 ($1.0 million). These amounts are partially offset by a decrease in the income of Norwest Center due to an increase in real estate taxes ($1.6 million).

    INTEREST AND OTHER INCOME. Interest and other income was $14,083,000 in 1997, $5,414,000 in 1996, and $3,839,000 in 1995. These amounts primarily consist of interest earned from short-term investments, interest earned on mortgage notes receivable, notes receivable from partners, and income from the advisory contracts.

    The 1997 increase in interest and other income of $8.7 million from 1996 is due to the increase in interest earned on notes receivable of approximately $2.5 million due to the purchase of the first mortgage note and "Buffer Loan" on Market Square, increased advisory fees of $0.3 million, increased other income of $0.3 million, and larger working capital balances available for short-term investment causing interest income on short-term investments to increase by $5.6 million.

    The 1996 increase in interest and other income of $1.6 million from 1995 is due to the interest earned on the Tower 56 mortgage notes receivable of approximately $1.1 million, increased advisory fees of $0.1 million, increased management fees of $0.2 million, increased interest and other income of $0.2 million.

    INTEREST EXPENSE. Interest expense incurred by Cornerstone relating to its financing activities was $33,977,000, $31,734,000, and $30,722,000, for 1997,
1996, and 1995, respectively.

    The increase in 1997 from 1996 of approximately $2.2 million is primarily due to an increase of $0.4 million due to a full year of interest expense on the Tower 56 debt in 1997 as compared to approximately eight months in 1996, the $250.0 million of purchase money loans associated with the purchase of the DIHC Portfolio giving rise to $3.2 million of interest expense, increased borrowings under the Company's line of credit giving rise to $0.9 million of increased expense, and increased amortization of $0.3 million. These increases are partially offset by a decrease in interest expense on the Term Loan due to repayment in March of $1.2 million, a reduction in other interest expense of $0.5 million, and interest expense savings resulting from the refinancing of the One Norwest Center debt of $0.9 million.

    The increase in 1996 from 1995 of approximately $1.0 million is primarily due to the interest expense on the Tower 56 debt of $0.9 million, a full year of interest expense on the 125 Summer Street debt of $3.3 million, increased interest expense due to the sale of the Norwest Center note of $0.1 million, and interest expense on the Hines note of $0.8 million. These increases are partially offset by a decrease in interest expense due to the refinancing of the Washington Mutual Tower debt of $1.5 million, decreased interest expense on the Term Loan due to the interest rate reduction of $0.7 million, interest expense savings resulting from the refinancing of the One Norwest Center debt of $0.9 million, and a reduction of amortization of deferred financing costs of $1.0 million.

    GENERAL AND ADMINISTRATIVE EXPENSES. The aggregate amount of Cornerstone's general and administrative expenses has increased to $7,564,000 in 1997 from $6,407,000 in 1996 and $5,603,000 in 1995. The increase of $1.2 million in 1997 from 1996 is due to a $0.16 million increase in staff salaries, a $0.16 million increase in incentive compensation, a $0.1 million increase in profit sharing, and a $0.14 million increase in the cost of producing the annual report. The remaining variance of $0.64 million is due to variances in numerous miscellaneous expense items all of which are less than $0.1 million in size. The increase in 1996 from 1995 of $0.8 million was due to a full year of expenditures as a self-administered company.

    NET GAIN (LOSS) ON INTEREST RATE SWAPS. The Company does not trade in derivative instruments, but uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. The net gain of $4,278,000 in 1996 represents an unrealized mark to market gain of $7,403,000 on the forward interest rate swap partially offset by an extraordinary loss of $3,925,000. $3,125,000 is due to the termination of a swap relating to the refinancing of One Norwest Center. The remainder of the realized extraordinary loss of $800,000 in 1996 is due to certain write-offs of deferred financing costs and other costs relating to the refinancing of One Norwest Center. Effective January 16, 1997, the forward swap agreement was terminated for a total cost of $170,000, giving rise to $99,000 of income in 1997.

    MINORITY INTEREST. The increase in minority interest from 1996 to 1997 of $0.8 million is due to an increase of $0.4 million at Norwest Center due to higher earnings, and $0.4 million on the DIHC Portfolio.

    The decrease in minority interest from 1995 to 1996 of $1.9 million is due to the purchase of the 10% minority interest in One Norwest Center of $1.6 million and the reduction in the partners' share of earnings from Norwest Center of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

                                                           FOR THE YEAR                           FOR THE YEAR
CASH FLOW PROVIDED BY (USED                                    ENDED        FOR THE YEAR ENDED        ENDED
  IN) (IN THOUSANDS):                                    DECEMBER 31, 1997  DECEMBER 31, 1996   DECEMBER 31, 1995
-------------------------------------------------------  -----------------  ------------------  -----------------
Operating activities...................................     $    65,922         $   34,522         $    20,036
Investing activities...................................        (462,837)           (57,259)           (135,527)
Financing activities...................................         306,842            129,800             110,725

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The increase in cash provided by operating activities of $31.4 million is mainly due to the $28.4 million increase in Net Income. The $28.4 million increase in Net Income is due to the following changes described in the captions above in more detail: an increase in total Property Income of $24.3 million; and an increase in interest and other income of $8.7 million; these amounts are partially offset by an increase in interest expense of $2.2 million; an increase in general and administrative expenses of $1.2 million; a decrease in gain on interest rate swaps of and extraordinary losses of $0.4 million; and an increase in minority interest of $0.8 million.

    Other factors contributing to the increase were a $7.0 million increase in depreciation and amortization due to the acquisition of additional properties, plus a $4.3 million decrease in the unrealized gain on interest rate swaps due to the unwind of the swap in 1997, a $6.3 million increase in the change in interest payable, a $0.8 million increase in minority interest, and a $4.6 million increase in the change in accounts payable. These amounts are offset by a $3.9 million reduction in extraordinary losses due to the refinancing of One Norwest Center, a $1.6 million reduction in the change in prepaid rent and a $14.5 million reduction due to the change in tenant receivables.

    The increase in additions to investment properties is due to the net cash investment in the DIHC Portfolio, 527 Madison Avenue, and Sixty State Street as compared to the acquisition of One Lincoln Centre being the only cash acquisition in 1996.

    The increase in cash provided by financing activities of $177.0 million is due to the following: common equity offering in 1997 providing $225.4 million in net proceeds; $187.0 million of borrowings under the credit facility in 1997; the repayment of $97.3 million of debt in 1996 in excess of 1997 due to the refinancing of the One Norwest Center mortgage; the receipt of $7.1 million more proceeds under the dividend reinvestment plan in 1997 than 1996; a reduction in swap termination payments of $6.6 million; and a decrease in restricted cash of $2.5 million, due to an escrow deposit for the benefit of a mortgage holder arising from the prepayment of rent by a major tenant in 1996. These amounts are offset by the $140.0 million preferred offering in 1996; the $32.5 million repayment of the Deutsche Bank term loan; the $116.0 million of mortgage proceeds received from One Norwest Center and Tower 56 in 1996; increased minority distributions of $0.2 million due to the additional partnership investments; increased issuance costs of $15.6 million; and increased distributions to stockholders of $44.6 million.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The increase in cash provided by operating activities of approximately $14.5 million is primarily due to the $22.7 million increase in Net Income of the Company. This amount is increased by the $0.9 million increase in depreciation and amortization expense, the $0.6 million increase in deferred compensation resulting from the amortization of the stock grants, the $5.0 million increase in accounts payable, accrued expenses and other liabilities due to higher accrued real estate taxes, and the $1.7 million reduction in unbilled rental revenue due to the aging of tenant leases. This amount is decreased by the $12.0 million change in cash flow as a result of the interest rate swap valuation, the $0.5 million decrease in extraordinary loss from debt refinancing and the approximately $1.9 million reduction in minority interest due to the purchase of the 10% minority interest in One Norwest Center and lower earnings at Norwest Center, the $1.9 million increase in tenant and other receivables resulting from a reduction of prepaid expenses and the accrual of real estate tax recoveries at One Lincoln Centre, and a decrease in accrued interest payable of $0.1 million.

    The reduction in cash used in investing activities of approximately $78.3 million is due to the purchase of One Lincoln Centre for $50.1 million, $2.7 million of additional costs relating to the foreclosure on Tower 56, $3.9 million of deferred leasing costs and $0.5 million of additional costs relating to 125 Summer Street in 1996 as compared to the purchase of 125 Summer Street for $105.0 million and the purchase of the Tower 56 mortgage notes receivable for $30.5 million in 1995.

    The increase in cash provided by financing activities of approximately $19.1 million is primarily due to the financing of Tower 56 for $18.0 million.

    COVERAGE RATIOS.  Interest coverage for the year ended December 31, 1997 was
2.11 times as compared to 1.29 times at December 31, 1996. The increase was due mainly to a reduction of the percentage of liabilities to total assets from 55% to 46%.

    Fixed charge coverage was 1.62 times for the year ended December 31, 1997, as compared to 1.11 times for the year ended December 31, 1996. The increase was due to the reduction of the percentage of liabilities to total assets described above.

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

    Also on August 4, 1995, 3,030,303 preferred shares were issued to Deutsche Bank for gross proceeds of $50.0 million. The preferred shares are 7 percent cumulative and convertible into common stock at $16.50 per share any time after August 4, 2000. The net proceeds from the preferred share issuance were used to retire existing indebtedness.

    On December 27, 1995, through a dividend reinvestment plan available to all stockholders, Cornerstone received proceeds of approximately $2,840,000 and issued an additional 207,302 shares of common stock to stockholders.

    On August 31, 1996, through a dividend reinvestment plan available to all stockholders, Cornerstone received proceeds of approximately $4,016,000 and issued an additional 300,589 shares of common stock to stockholders.

    On November 8, 1996, through a merger of subsidiaries, the Company issued $66.5 million (458,621 shares) of 8% Cumulative Convertible Preferred Stock, Series A, in exchange for $40.0 million cash and the Frick Building. The preferred shares were converted into the Company's common stock at a conversion price of $14.50 per share. The proceeds were used to acquire One Lincoln Centre in Oakbrook Terrace, Illinois.

    On November 22, 1996, the Company issued $100.0 million (689,655 shares) of 8% Cumulative Convertible Preferred Stock. The preferred shares were convertible into the Company's common stock at a conversion price of $14.50 per share. Portions of the proceeds were used to acquire 527 Madison Avenue in New York on February 14, 1997 and to repay the Deutsche Bank term loan.

    On January 31, 1997, through a dividend reinvestment plan available to all shareholders, Cornerstone received proceeds of approximately $3,717,000 and issued an additional 243,907 shares of common stock to stockholders.

    On April 21, 1997, the Company received $225,400,000 gross proceeds from the public placement of 16,100,000 new shares of common stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the DIHC Portfolio.

    On April 30, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2,228,000 and issued an additional 141,733 shares of common stock to stockholders.

    On July 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2,640,000 and issued an additional 175,796 shares of common stock to stockholders.

    On October 27, 1997, the Company increased the authorized shares from 115,000,000 shares of capital stock, without par value, to 265,000,00 shares of capital stock, without par value, of which 15,000,000 shares are preferred stock and 250,000,000 shares are common stock.

    On October 28, 1997, as consideration for the acquisition of the DIHC Portfolio, Cornerstone issued 34,185,500 shares of common stock to DIHC and PGGM as compensation for the acquisition of interests in nine Class A office buildings and an undeveloped parcel of land.

    On October 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2,518,000 and issued an additional 134,577 shares of common stock to stockholders.

FUNDS FROM OPERATIONS

    The Company calculates Funds from Operations ("FFO") based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. Previously, the Company had adjusted FFO by the unrealized gain (loss) on interest rate swaps since the swaps were used to hedge future interest rate risk.

    Industry analysts generally consider FFO to be an appropriate measure of performance of an equity Real Estate Investment Trust ("REIT") such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or for cash flow from operations as a measure of liquidity calculated in accordance with generally accepted accounting principles.

    The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. For cash flows from operating, financing, and investing activities see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements, which are part of this report.

    For comparability purposes, the amounts reported in FFO for 1995 differ from those previously reported to adjust for the revisions to the FFO calculation recently adopted by the Board of Governors of NAREIT. Additionally, the Company no longer reports free and deferred rents as an adjustment to FFO since this is not part of the industry standard. Therefore, included in FFO for 1997, 1996, and 1995 are $2,697,000, $993,000, and $2,058,000, respectively, of
Cornerstone's share of free and deferred rents.

    The table below sets forth the adjustments that were made to the net income
(loss) of the Company for the last three years in the calculation of FFO (in thousands):

                                                                 FUNDS FROM OPERATIONS (A)
                                                              --------------------------------
                                                                1997       1996        1995
                                                              ---------  ---------  ----------
Net income (loss)...........................................  $  37,547      9,096  ($  13,574)
NAREIT Adjustments:
  Depreciation and amortization.............................     30,978     24,317      22,572
  Unrealized (gain) loss....................................        (99)    (4,278)      7,672
  Extraordinary losses......................................         54      3,925       4,445
  Minority interest adjustments.............................     (1,551)    (2,011)     (1,617)
Other Adjustments:
  Amortization on rent notes................................      1,379      1,242       1,119
  Real estate tax adjustment................................     --          2,428         807
                                                              ---------  ---------  ----------
FUNDS FROM OPERATIONS.......................................     68,308     34,719      21,424
                                                              ---------  ---------  ----------
Preferred Dividends.........................................    (10,160)    (5,153)     (1,449)
                                                              ---------  ---------  ----------
FUNDS FROM OPERATIONS
  AVAILABLE FOR COMMON SHARES...............................  $  58,148  $  29,566  $   19,975
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

------------------------

(A) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

    The increase in FFO from 1996 to 1997 of approximately $33.6 million is due to the $28.4 million increase in Net Income due to the following changes described in the captions above in more detail: an increase in total Property Income of $24.3 million; and an increase in interest and other income of $8.7 million; these amounts are partially offset by an increase in interest expense of $2.2 million; an increase in general and administrative expenses of $1.2 million; a decrease in gain on interest rate swaps and extraordinary losses of $0.4 million; and an increase in minority interest of $0.8 million.

    The following factors also contributed to the increase: a $6.7 million increase in depreciation and amortization due to new property acquisitions, plus a $4.2 million reduction in unrealized gain on interest rate swaps, plus a $0.5 million reduction in minority adjustments and a $0.1 million increase in rent note amortization. These amounts are partially offset by the $3.9 million decrease in extraordinary losses from refinancing One Norwest Center and the $2.4 million real estate tax adjustment relating to Norwest Center in 1996.

    The increase in FFO from 1995 to 1996 of approximately $13.3 million is due to a full year of operations for 125 Summer Street as compared to two months of operations in 1995 ($8.7 million); the acquisition of Tower 56 ($2.2 million), One Lincoln Centre ($0.7 million), and the Frick Building ($0.4 million) during 1996; the increase in interest and other income of $1.6 million, and the decrease in minority interest of $1.5 million. The increase in interest expense of $1.0 million and the increase in general and administrative expenses of approximately $0.8 million offset these amounts.

    The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

MORTGAGE NOTE RECEIVABLE.

    On December 19, 1995, the Company purchased two mortgage notes collateralized by Tower 56 in New York City with a face value of $54.0 million and accrued interest of approximately $11.0 million for a purchase price of $30.15 million. The carrying amount of the mortgage notes receivable at December 31,

1995 includes the purchase price, closing adjustments, and related acquisition costs. The existing owner, Tower 56 Partners, had agreed to a "pre-packaged" bankruptcy plan through which it would transfer title of Tower 56 to Cornerstone during the second quarter of 1996. At the time of the transfer, Cornerstone made a payment of approximately $2.1 million to two of the partners of Tower 56 Partners. Additionally, HRO International, an affiliate of Tower 56 Partners, manages the building under a five year management agreement for a fee of 3% of gross revenues and receives one-third of the cash flow above that which provides Cornerstone a 9% return on its Capital Base. HRO International will also receive one-third of the property sale proceeds above that which provides Cornerstone with a 12% cumulative internal rate of return. On January 5, 1998, Cornerstone purchased all of HRO International's participation rights described above for a total of 307,692 common shares. HRO will continue to manage the building for the same fee under a contract that is cancelable with thirty days' notice.

    On October 27, 1997, Cornerstone purchased a $181.0 million 9.75% first mortgage note on Market Square for total consideration of $194.0 million giving rise to an effective interest rate of 8.6%. The loan matures on December 1, 2007. Additionally, the Company receives amortization based on a twenty-five year schedule.

    On October 27, 1997, Cornerstone purchased a Buffer Loan, with accrued principal and interest of $46.2 million, payable from the partnership which owns Market Square. The Buffer Loan accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage.

MORTGAGE INDEBTEDNESS

    On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston which it consolidates on its balance sheet. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30 year schedule and bears interest at a rate of 9.5%. Since the interest rate was above market rates for similar loans at the time the Company purchased the building the Company has booked the loan at $89.6 million, giving rise to an effective interest rate of 6.84%.

    On October 27,1997, the Company entered into four mortgage loans with PGGM and its wholly owned subsidiary DIHC (together "PGGM") as purchase money financing for the DIHC Portfolio. The mortgages, which are cross-collateralized, encumber the Dearborn Land, TransPotomac Plaza 5, Charlotte Plaza, 527 Madison Avenue, One Lincoln Centre, 200 Galleria, and the first mortgage note on Market Square, total $250.0 million, are interest only, with no prepayment rights.

    The first loan is a $10.0 million note at zero percent interest; the interest rate on the loan will increase to 7.28% upon the sale of the Dearborn Land. The loan matures in October 2000.

    The second note is a $55.0 million note at 7.28% interest, which matures in October 2000. Upon repayment of this note and the $10.0 million note described above, PGGM will release the liens on the Dearborn Land, TransPotomac Plaza 5, and Charlotte Plaza.

    The third note is a $65.0 million note at 7.47%, which is due in October 2004. Upon repayment of this note, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre.

    The fourth note is a $120.0 million note at 7.54%, which is due in October 2007. Upon repayment of this note, PGGM will release the liens on Market Square and 200 Galleria.

    On August 2, 1996, the Company refinanced its $98.0 million Interest-Bearing Notes, collateralized by One Norwest Center, by entering into a $98.0 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company, and American General Life Insurance Company. The Mortgage Notes bear interest at a rate of 7.50% and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a thirty-year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2.0 million (Extraordinary loss) to the Interest-Bearing Noteholders. Unamortized Interest-Bearing Notes financing costs of approximately $0.2 million (Extraordinary loss) were written-off in connection with the refinancing.

    Cornerstone was obligated to pay to Deutsche Bank New York Branch, for an interest rate swap agreement used to fix the interest rates on the Interest-Bearing Notes, an amount equal to 0.752% on a notional amount of $107.0 million throughout the term of the Interest-Bearing Notes. This amount was treated as a yield adjustment on the long-term debt and has been included in interest expense. On August 2, 1996, this swap was terminated at an approximate cost of $1.5 million, which was treated as an extraordinary loss.

    As protection against market interest rates rising prior to the maturity of the Interest Bearing Notes, on September 29, 1993, Cornerstone entered into a forward interest rate swap agreement with Deutsche Bank AG. The interest rate swap agreement was revised as part of the refinancing of One Norwest Center. The forward interest rate swap agreement was for a fixed rate of 7.14% on a notional amount of $92.8 million for a period of five years beginning July 1, 2001. Effective January 16, 1997, this forward swap was terminated.

    On April 25, 1996, the Company, through its wholly-owned subsidiary CStone-New York, Inc., executed a promissory note with Northwestern Mutual Life Insurance Company and received proceeds of $18.0 million. The Tower 56 loan bears interest at a rate of 7.674% with a 30-year principal amortization and matures on April 24, 2003. The loan is collateralized by a first mortgage on Tower 56 and assignment of all leases and rents. The proceeds of the loan were used to replenish working capital.

OTHER INDEBTEDNESS.

    On August 8, 1995, the existing $32.5 million term loan was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5%. The term loan had a $32.5 million balance at December 31, 1996 and 1995. The loan was prepaid on March 18, 1997, since, under its terms, it was required to be prepaid upon Cornerstone's initial public offering in the United States.

    Effective January 1, 1996, in connection with the acquisition of the 10% minority interest in 1700 Lincoln Limited, the Company entered into a $12.9 million convertible promissory note payable to Hines Colorado Limited ("HCL"). The note payable pays monthly interest only at the lesser of 8.11% or LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 per share after January 1, 1997. At maturity of the note on January 1, 2001, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of the market price or $14.30 per share.

    At December 31, 1996, Cornerstone had a $10.0 million revolving line of credit with Bankers Trust Company. The line was available for general corporate and acquisition purposes at a rate equivalent to an adjusted Eurodollar rate. The line was also available for the issuance of standby letters of credit at a rate of 0.15% and expired on November 7, 1997. At December 31, 1996, none of the credit line had been drawn upon.

    On October 27, 1997, the Company entered into a three-year, $350.0 million acquisition line of credit syndicated by Bankers Trust and The Chase Manhattan Bank. The line bears interest at a rate of LIBOR plus 1.10% to 1.40% depending on the Company's then current leverage ratio. Borrowings under the facility at December 31, 1997 were $187.0 million at an average interest rate of 8.12%. The line is also available for the issuance of standby letters of credit.

STOCKHOLDERS' DISTRIBUTIONS.

    Cornerstone intends to distribute at least 95% of its taxable income to maintain its qualification as a REIT. The Company anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. For 1997, Cornerstone paid distributions to its shareholders of $0.60 per share on January 31, 1997 (to stockholders of record as of December 30, 1996); $0.30 per share on April 30, 1997 (to stockholders of record as of

March 21, 1997); $0.30 per share on July 31, 1997 (to stockholders of record as of June 20, 1997); $0.30 per share on October 31, 1997 (to stockholders of record as of September 19, 1997); and $0.14 per share on November 26, 1997 (to stockholders of record as of October 31, 1997).

LIQUIDITY.

    At December 31, 1997, the Company had $24,730,000 in cash and cash equivalents and $1,903,000 in restricted cash. Restricted cash is being held by the Mortgage Servicer for the One Norwest Center and Washington Mutual Tower mortgage loans, representing real estate tax and insurance escrows. In addition, Cornerstone anticipates it will receive distributions from real estate partnerships and rents under tenant leases on a monthly basis that will be used to cover normal operating expenses and pay distributions to its stockholders.

    At December 31, 1997 Cornerstone had $187.0 million outstanding of its $350.0 million line of credit. The line of credit is available for general corporate purposes and was repaid in full with the Company's secondary equity offering in February 1998. The line of credit contains certain restrictive covenants including; (i) a limitation on the Company's dividend to 90% of funds from operations and 110% of cash available for distribution; (ii) total liabilities to total property asset value cannot exceed 55%; (iii) adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) fixed charge coverage may not be less than 1.75 to 1.00; and (v) total property asset value to secured indebtedness may not be less than 2.50 to 1.00.

    Additionally, under the terms of its agreement with PGGM and DIHC, Cornerstone may not borrow funds if such borrowing would increase the ratio of the Company's total debt to market capitalization above 45%.

    Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

OTHER MATTERS.

    The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. The Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

    In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. The new software is expected to be installed by the fourth quarter of 1998. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position, results of operations, and liquidity of its business.

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 20%, 26%, and 31% of office and parking rentals for the years ended December 31, 1997, 1996, and 1995, respectively. Included in deferred tenant receivables is approximately $31,349,000 and $28,014,000 due from Norwest Corporation at December 31, 1997 and 1996, respectively.

    Four of the Company's 18 Properties are located in the Downtown Boston market and account for approximately 29% of the Company's office and parking rentals as of December 31, 1997. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the Boston metropolitan area. A significant decline in these economic conditions could have a material adverse effect on the Company.

    During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which are effective for fiscal years beginning after December 15, 1997.

    SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. SFAS 132 changes the financial statement disclosure requirements for pensions and other postretirement benefits.

    Management believes that, when adopted, SFAS 130, 131, and 132 will not have a significant impact on the Company's financial statements.

SUBSEQUENT EVENTS.

    On January 5, 1998, the Company purchased the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. All cash flow and the residual value of Tower 56 will now inure to the Company.

    On January 13, 1998, the Company declared a dividend of $0.30 per common share, payable on February 27, 1998 to all stockholders of record as of January 30, 1998.

    On January 20, 1998, the Company formed an UPREIT. The Company and its subsidiaries transferred to the operating partnership, or entities wholly-owned by the operating partnership, substantially all of the Company's Properties. The Company is the sole general partner of the operating partnership and also holds limited partnership interests therein. The purpose of forming an UPREIT structure is to create an acquisition vehicle attractive to sellers whose sale of properties to the Company in exchange for UPREIT units may be characterized as a tax-deferrable capital contribution rather than a taxable sale.

    On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. Constructed between 1986 and 1990, Corporate 500 Centre consists of four Class A office buildings, comprising approximately 680,000 rentable square feet. The total purchase price of the Property was approximately $150.0 million, approximately $15.0 million of which was paid in UPREIT units priced at $18.50 per unit. The Company financed a portion of the costs to acquire the Property with $51.0 million drawn under its Revolving Credit Facility and an $80.0 million mortgage loan from Bankers Trust Company at an interest rate of LIBOR plus 100 basis points. The mortgage loan will mature on July 20, 2002. The Company has also entered into an interest rate swap agreement with Bankers Trust Company that has effectively fixed the interest rate on the mortgage loan at 6.63%.

    On February 6, 1998, the Company completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the United States through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million ($262,344,000 gross proceeds less an underwriting discount of $13,728,125 and expenses of approximately $750,000). The net proceeds were used to repay the Company's acquisition line of credit and for working capital purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements included as a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The information required to be included in Form 10-K in response to the following items is to be included in the Company's Proxy Statement for its Annual Meeting to be held on May 20, 1998, to be filed pursuant to Regulation 14A, and pursuant to applicable rules is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this annual report:

                                                                                                     PAGE NUMBER
                                                                                                    --------------
(a) Financial Statements and Financial Statement Schedules:
  (i) The Company:................................................................................             F-1
The following financial statements and report of independent accountants are filed herewith at the pages indicated:
Report of Independent Accountants.................................................................             F-2
Consolidated Balance Sheets--December 31, 1997 and 1996...........................................             F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995........             F-4
Consolidated Statements of Stockholders' Investment for the years ended December 31, 1997, 1996
 and 1995.........................................................................................             F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995........             F-6
Notes to Consolidated Financial Statements........................................................     F-7 to F-18
Schedule III......................................................................................    F-19 to F-26
Schedule IV.......................................................................................            F-27

(b) Reports on Form 8-K:

    1.  Form 8-K/A dated January 22, 1997

         Item 7-- Financial Statements and Exhibits. Financial statements reflecting the acquisition of Tower 56 and One Lincoln Centre.

    2.  Form 8-K dated January 29, 1997

         Item 5-- Other Events. Board of Directors approval to acquire 527 Madison Avenue for approximately $67 million

         Item 7-- Financial Statements and Exhibits. Agreement of Sale and Purchase of 527 Madison Avenue

    3.  Form 8-K/A dated February 21, 1997

         Item 2-- Acquisition or Disposition of Assets. Clarification on the Frick Building acquisition.

         Item 7-- Financial Statements and Exhibits. Clarification on the pro forma financial statements of One Lincoln Centre and Tower 56.

    4.  Form 8-K/A dated February 24, 1997

         Item 7-- Financial Statements and Exhibits. Financial statements reflecting the acquisition of 527 Madison Avenue.

    5.  Form 8-K/A dated March 10, 1997

         Amendment of the report of Ernst & Young LLP, Independent Auditors, contained in the Company's 8-K/A dated February 24, 1997.

    6.  Form 8-K dated July 28, 1997

         Item 5-- Other Events. Conversion of NYSTERS and RODAMCO preferred stock.

         Item 7-- Financial Statements and Exhibits. Press release announcing conversion of NYSTERS and RODAMCO preferred stock.

    7.  Form 8-K dated August 21, 1997

         Item 5-- Other Events. Agreement of Cornerstone Properties Inc. and Dutch Institution Holding Company, Inc. to merge their trophy office properties.

         Item 7-- Financial Statements and Exhibits. Press release announcing agreement of Cornerstone Properties Inc. and Dutch Institution Holding Company, Inc. to merge their trophy office properties as well as supplemental information regarding the merger.

    8.  Form 8-K/A dated September 18, 1997

         Item 7-- Financial Statements and Exhibits. Certain combined financial statements as of June 30, 1997 for One Ninety One Peachtree Tower, Market Square Office Building, Five Hundred Boylston Street Office Building, Two Twenty Two Berkeley Street Office Building, Charlotte Office Tower, 200 Galleria, 99 Canal Center, 11 Canal Center, Transpotomac Plaza, Building Five and the Dearborn Land.

    9.  Form 8-K dated October 30, 1997

         Item 2-- Acquisition or Disposition of Assets. Shareholder approval of Dutch Institutional Holding Company, Inc. Acquisition and Acquisition of Dutch Institutional Holding Company, Inc. Portfolio.

         Item 7-- Financial Statements and Exhibits. Press releases announcing shareholder approval of Dutch Institutional Holding Company, Inc. Acquisition and Acquisition of Dutch Institutional Holding Company, Inc. Portfolio.

    10. Form 8-K dated December 3, 1997

         Item 5-- Other Events. Resignation of Dr. Rolf-E. Breuer as Chairman of the Board and election of John Moody as Chairman of the Board.

         Item 7-- Financial Statements and Exhibits. Press release announcing the resignation of Dr. Rolf-E. Breuer as Chairman of the Board and election of John Moody as Chairman of the Board.

    11. Form 8-K dated December 19, 1997

         Item 7-- Financial Statements and Exhibits. Certain combined financial statements as of September 30, 1997 for One Ninety One Peachtree Tower, Market Square Office Building, Five Hundred Boylston Street Office Building, Two Twenty Two Berkeley Street Office Building, Charlotte Office Tower, 200 Galleria, 99 Canal Center, 11 Canal Center, Transpotomac Plaza, Building Five and the Dearborn Land.

    12. Form 8-K dated January 14, 1998

         Item 2-- Acquisition or Disposition of Assets. Acquisition of Sixty State Street and Corporate 500 Centre.

         Item 7-- Financial Statements and Exhibits. Financial statements reflecting the acquisition of Sixty State Street and Corporate 500 Centre. Press release announcing the acquisition of Sixty State Street and Corporate 500 Centre.

    13. Form 8-K dated February 5, 1998

         Item 5-- Other Events. Pricing of public offering of 12.5 million shares of common stock at $18.50 per share.

         Item 7-- Financial Statements and Exhibits. Press release announcing the pricing of a public offering of 12.5 million shares of common stock at $18.50 per share.

    14. Form 8-K dated March 27, 1998

         Item 7-- Financial Statements and Exhibits. Supplemental Information to Fourth Quarter 1997 Earnings Release.

    15. Form 8-K dated March 27, 1998

         Item 5-- Other Events. Cornerstone's intent to acquire interests in two California Properties. Cornerstone's fourth quarter and fiscal year 1997 results.

         Item 7-- Financial Statements and Exhibits. Press releases announcing Cornerstone's intent to acquire interests in two California Properties and Cornerstone's fourth quarter and fiscal year 1997 results.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORNERSTONE PROPERTIES INC.
                                (Registrant)

                                /s/ JOHN S. MOODY
                                ---------------------------------------------
                                John S. Moody
                                CEO, DIRECTOR AND CHAIRMAN OF THE BOARD

Dated: March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Chief Executive Officer,
      /s/ JOHN S. MOODY           Director and Chairman of
------------------------------    the Board
        John S. Moody             (Principal Executive
                                  Officer)

                                Chief Administrative
     /s/ THOMAS P. LOFTUS         Officer, Secretary and
------------------------------    Controller
       Thomas P. Loftus           (Principal Accounting
                                  Officer)

                                Senior Vice President and
     /s/ KEVIN P. MAHONEY         Chief Financial Officer
------------------------------    (Principal Financial
       Kevin P. Mahoney           Officer)

              */S/ CECIL D.
            CONLEE
------------------------------  Director
       Cecil D. Conlee

             */S/ GEORGE A.
            DAVIS
------------------------------  Director
       George A. Davis

                */S/ BLAKE
            EAGLE
------------------------------  Director
         Blake Eagle

        */S/ DR. KARL-LUDWIG
           HERMANN
------------------------------  Director
   Dr. Karl-Ludwig Hermann

              */S/ HANS C.
           MAUTNER
------------------------------  Director
       Hans C. Mautner

             */S/ DR. LUTZ
          MELLINGER
------------------------------  Director
      Dr. Lutz Mellinger

              */S/ GERALD
          RAUENHORST
------------------------------  Director
      Gerald Rauenhorst

           */S/ MICHAEL J.G.
            TOPHAM
------------------------------  Director
     Michael J.G. Topham

            */S/ DICK VAN DEN
             BOS
------------------------------  Director
       Dick van den Bos

            */S/ JAN VAN DER
            VLIST
------------------------------  Director
      Jan van der Vlist

------------------------

*   By John S. Moody, as Attorney-in-Fact for the persons indicated

Dated: March 30, 1998

                          CORNERSTONE PROPERTIES INC.

                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                            AND FOR THE YEARS ENDED

                        DECEMBER 31, 1997, 1996 AND 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cornerstone Properties Inc.

    We have audited the consolidated financial statements and financial statement schedules of Cornerstone Properties Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, listed in item 14(a)(i) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financing statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Properties Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

New York, New York                                      Coopers & Lybrand L.L.P.

February 24, 1998

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                         1997         1996
                                                                                     ------------  ----------
                                                                                        (DOLLAR AMOUNTS IN
                                                                                            THOUSANDS)
ASSETS
Investments, at cost: (Notes 1, 2 and 4)
  Land.............................................................................  $    260,542  $   68,395
  Buildings, leasehold interests and improvements..................................     1,559,085     612,567
  Mortgage notes receivable, inclusive of $13,065,000 unamortized premium..........       240,253      --
  Deferred lease costs.............................................................       127,645     118,700
                                                                                     ------------  ----------
                                                                                        2,187,525     799,662
  Less: Accumulated depreciation and amortization..................................       229,652     198,686
                                                                                     ------------  ----------

    Total investments..............................................................     1,957,873     600,976

Cash and cash equivalents (Note 1).................................................        24,730     114,803
Restricted cash (Note 3)...........................................................         1,903       4,426
Other deferred costs, net of accumulated amortization of $1,998,000 and
  $1,140,000.......................................................................         5,728       3,562
Deferred tenant receivables (Notes 1 and 11).......................................        38,531      34,747
Tenant and other receivables, net (Note 1).........................................         7,584       2,405
Notes receivable...................................................................         1,652       2,911
Other assets.......................................................................        13,480       2,350
                                                                                     ------------  ----------
TOTAL ASSETS.......................................................................  $  2,051,481  $  766,180
                                                                                     ------------  ----------
                                                                                     ------------  ----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Long-term debt, inclusive of $11,209,000 unamortized premium (Note 4)..............  $    706,178  $  400,142
Credit facility (Note 5)...........................................................       187,000      --
Accrued interest payable...........................................................         4,134       1,082
Accrued real estate taxes payable..................................................        13,401      13,222
Common Stockholders' distribution payable..........................................       --           12,366
Accounts payable and accrued expenses..............................................        18,363       6,468
Unearned revenue and other liabilities.............................................        10,986       9,095
                                                                                     ------------  ----------
TOTAL LIABILITIES..................................................................       940,062     442,375
                                                                                     ------------  ----------
Minority Interest (Note 1).........................................................        15,420     (17,478)
                                                                                     ------------  ----------
Commitments and Contingencies (Notes 2, 4, 5, 7 and 13)
Redeemable Preferred Stock; (1997-344,828; 1996-1,493,104) shares authorized;
  (1997-0; 1996-1,148,276) shares issued and outstanding; $166,500,000 redemption
  value (Note 6)...................................................................       --          162,743
                                                                                     ------------  ----------
Stockholders' Investment (Note 7)
  7% Cumulative Convertible Preferred Stock, $16.50 stated value; 15,000,000 shares
    authorized; 3,030,303 shares issued and outstanding............................        50,000      50,000
  Common Stock, no par value; 250,000,000 shares authorized; (1997-83,191,819;
    1996-20,609,754) shares issued and outstanding
Paid-in capital....................................................................     1,048,187     160,577
Accumulated deficit................................................................       --          (30,789)
Deferred compensation..............................................................        (2,188)     (1,248)
                                                                                     ------------  ----------
TOTAL STOCKHOLDERS' INVESTMENT.....................................................     1,095,999     178,540
                                                                                     ------------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.....................................  $  2,051,481  $  766,180
                                                                                     ------------  ----------
                                                                                     ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
REVENUES
  Office and parking rentals..................................................  $  159,828  $  111,494  $   88,548
  Interest and other income...................................................      14,083       5,414       3,839
                                                                                ----------  ----------  ----------
      TOTAL REVENUES..........................................................     173,911     116,908      92,387
                                                                                ----------  ----------  ----------
EXPENSES
  Building operating expenses.................................................      35,962      24,578      19,233
  Real estate taxes...........................................................      25,560      19,610      12,297
  Interest expense............................................................      33,977      31,734      30,722
  Depreciation and amortization...............................................      30,978      24,317      22,572
  General and administrative..................................................       7,564       6,407       5,603
                                                                                ----------  ----------  ----------
      TOTAL EXPENSES..........................................................     134,041     106,646      90,427
                                                                                ----------  ----------  ----------
                                                                                    39,870      10,262       1,960
                                                                                ----------  ----------  ----------
OTHER INCOME (EXPENSES)
  Net gain (loss) on interest rate swaps (Note 8).............................          99       4,278      (7,672)
  Minority Interest...........................................................      (2,368)     (1,519)     (3,417)
                                                                                ----------  ----------  ----------
Income (loss) before extraordinary item.......................................      37,601      13,021      (9,129)
Extraordinary loss............................................................         (54)     (3,925)     (4,445)
                                                                                ----------  ----------  ----------
NET INCOME (LOSS).............................................................  $   37,547  $    9,096  $  (13,574)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

INCOME APPLICABLE TO PREFERRED STOCK..........................................  $  (10,160) $   (5,153) $   (1,449)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..................................  $   27,387  $    3,943  $  (15,023)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM PER COMMON SHARE......................  $     0.63  $     0.39  $    (0.67)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

EXTRAORDINARY LOSS PER COMMON SHARE...........................................  $   --      $    (0.20) $    (0.27)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

BASIC NET INCOME (LOSS) PER COMMON SHARE (NOTES 1 AND 9)......................  $     0.63  $     0.19  $    (0.94)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

DILUTED NET INCOME (LOSS) PER COMMON SHARE (NOTES 1 AND 9)....................  $     0.63  $     0.19  $    (0.94)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                           COMMON STOCK          PREFERRED STOCK
                                      ----------------------  ----------------------
                                      OUTSTANDING   PAID-IN   OUTSTANDING   PAID-IN   ACCUMULATED     DEFERRED
                                        SHARES      CAPITAL     SHARES      CAPITAL     DEFICIT     COMPENSATION     TOTAL
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------
Balance, January 1, 1995............  13,240,500   $ 110,237      --       $  --       $  (26,311)    $  --        $  83,926
Common Stock Proceeds, net of $6,083
  in stock issuance costs...........   6,325,000      84,365      --          --           --            --           84,365
Preferred Stock Proceeds............      --          --       3,030,303      50,000       --            --           50,000
Restricted Stock Grants.............     186,713       2,670      --          --           --            (2,670)      --
Restricted Stock Grant Vesting......      --          --          --          --           --               434          434
Net Loss............................      --          --          --          --          (13,574)       --          (13,574)
Dividend Reinvestment,..............
  net of $150 in stock issuance
    costs...........................     207,302       2,690      --          --           --            --            2,690
Common Stock Distributions
  ($1.16/shr).......................      --         (18,485)     --          --           --            --          (18,485)
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------
BALANCE, DECEMBER 31, 1995..........  19,959,515   $ 181,477   3,030,303   $  50,000   $  (39,885)    $  (2,236)   $ 189,356
Common Stock issued for 10%
  Partnership purchase..............     349,650       5,000      --          --           --            --            5,000
Restricted Stock Grant Vesting......      --          --          --          --           --               988          988
Net Income..........................      --          --          --          --            9,096        --            9,096
Dividend Reinvestment, net of $212
  in stock issuance costs...........     300,589       3,804      --          --           --            --            3,804
Preferred Stock Distributions.......      --          (5,153)     --          --           --            --           (5,153)
Common Stock Distributions
  ($1.20/shr).......................      --         (24,551)     --          --           --            --          (24,551)
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------
BALANCE, DECEMBER 31, 1996..........  20,609,754   $ 160,577   3,030,303   $  50,000   $  (30,789)    $  (1,248)   $ 178,540
Common Stock Proceeds, net of
  $17,204 in stock issuance costs...  16,100,000     208,196      --          --           --            --          208,196
Preferred Stock Conversion..........  11,482,760     162,515      --          --           --            --          162,515
Dividend Reinvestment, net of $295
  in stock issuance costs...........     696,013      10,808      --          --           --            --           10,808
PGGM and DIHC Stock (Note 2)........  34,185,500     547,000      --          --           --            --          547,000
Restricted Stock Grants.............     107,292       1,761      --          --           --            (1,868)        (107)
Restricted Stock Grant Vesting......      --          --          --          --           --               928          928
Net Income..........................      --          --          --          --           37,547        --           37,547
Option Exercise.....................      10,500         150      --          --           --            --              150
Preferred Stock Distributions.......      --         (10,160)     --          --           --            --          (10,160)
Common Stock Distributions
  ($1.04/shr).......................      --         (32,660)     --          --           (6,758)       --          (39,418)
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------
BALANCE, DECEMBER 31, 1997..........  83,191,819   $1,048,187  3,030,303   $  50,000   $   --         $  (2,188)   $1,095,999
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------
                                      -----------  ---------  -----------  ---------  ------------  -------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                         (DOLLAR AMOUNTS IN THOUSANDS)
                                   (NOTE 16)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................................  $   37,547  $    9,096  $  (13,574)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................      31,826      24,801      23,877
    Deferred compensation amortization........................................         928         988         434
    Unrealized (gain) loss on interest rate swaps.............................      --          (4,278)      7,672
    Net gain on interest rate swaps...........................................         (99)     --          --
    Extraordinary loss........................................................          54       3,925       4,446
    Unbilled rental revenue...................................................      (3,015)     (1,408)     (3,088)
    Increase (decrease) in accrued interest payable...........................       3,052      (3,245)     (3,142)
    Minority interest share of income.........................................       2,368       1,519       3,417
    Increase in tenant and other receivables and other assets.................     (16,920)     (2,461)       (564)
    Increase in accounts payable, accrued expenses and other liabilities......      10,181       5,585         558
                                                                                ----------  ----------  ----------
    Total adjustments.........................................................      28,375      25,426      33,610
                                                                                ----------  ----------  ----------
    Net cash provided by operating activities.................................      65,922      34,522      20,036
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to investment property............................................    (464,096)    (58,501)   (137,403)
  Repayment of notes receivable...............................................       1,259       1,242       2,068
  Loan to a property manager..................................................      --          --            (192)
                                                                                ----------  ----------  ----------
    Net cash used in investing activities.....................................    (462,837)    (57,259)   (135,527)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering.........................................     225,400      --          90,448
  Proceeds from preferred stock offering......................................      --         140,000      50,000
  Borrowings under mortgage loans.............................................      --         116,000     239,100
  Borrowings (repayments) under credit facility...............................     187,000      --        (236,467)
  Repayment of term loan......................................................     (32,500)     --          --
  Repayments under mortgage loans.............................................      (1,094)    (98,384)     --
  Proceeds from dividend reinvestment plan....................................      11,104       4,016       2,840
  Net payments for swap terminations and prepayment costs.....................        (216)     (6,804)     (2,453)
  Decrease (increase) in restricted cash......................................       2,524         (33)        339
  Stock and debt issuance costs...............................................     (20,715)     (5,154)     (6,788)
  Distributions to minority partners..........................................      (2,717)     (2,503)     (3,970)
  Distributions to preferred stockholders.....................................     (10,160)     (5,153)     --
  Distributions to common stockholders........................................     (51,784)    (12,185)    (22,324)
                                                                                ----------  ----------  ----------
    Net cash provided by financing activities.................................     306,842     129,800     110,725
                                                                                ----------  ----------  ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............................     (90,073)    107,063      (4,766)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................     114,803       7,740      12,506
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR........................................  $   24,730  $  114,803  $    7,740
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. ("Cornerstone" or the "Company") is a self-advised equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 18 Class A office properties ("Properties") encompassing approximately 10.3 million rentable square feet. The Company was formed in May 1981 as ARICO America Realestate Investment Company, a Nevada corporation, to invest in major commercial real estate projects in North America.

PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiaries and controlled partnerships. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), Two Twenty Two Berkeley Venture ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and One Ninety One Peachtree Associates ("191 Peachtree") have been consolidated since Cornerstone has a majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT PROPERTY

    The costs of the buildings, garages, leasehold interests and improvements are being depreciated on the straight-line method over their estimated useful lives, ranging from 20 years for electrical and mechanical installations to 40 years for structural components. Tenant improvements are being amortized over the terms of the related leases.

    Cornerstone and the controlled partnerships hold the Properties for long-term investment and such investments are carried at cost less accumulated depreciation. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (such as a significant adverse action by a regulator or a significant physical change in the property), the Company's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of each property over its remaining useful life (undiscounted and without interest charges) to the carrying amount of each property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect the impairment in value of the property. No significant adjustments have been made in the accompanying financial statements.

DEFERRED LEASE COSTS

    As an inducement to execute a lease, incentives are sometimes offered which may include cash and/or other allowances. These incentives and other lease costs, such as commissions, which are directly related to specific leases, are deferred and amortized over the terms of the related leases. Marketing costs (which include sales facility costs, model office costs, building models, etc.) and leasing costs not related to specific leases, which were incurred during the buildings' development stage, were deferred and are being amortized over their expected benefit period of 10 years.

OTHER DEFERRED COSTS

    Costs incurred in the underwriting and issuance of long-term debt, revolving lines of credit and investigating investments in real estate partnerships have been deferred. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. Deferred organization and start-up costs related to investments in real estate partnerships are being amortized over a period of 60 months. As part of the October 27, 1997 acquisition (see
Note 2), the Company purchased several management contracts to which Dutch Institutional Holding Company, Inc. ("DIHC") was a party. The price paid for these contracts is being amortized over four years.

PREMIUM ON MORTGAGE NOTES

    The premium on mortgage notes is amortized using the effective interest method over the life of the related mortgage note.

REVENUE RECOGNITION

    Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases. Expense reimbursement and escalation income for the years ended December 31, 1997, 1996 and 1995 was approximately $36,990,000, $28,230,000 and $20,716,000, respectively.

    An allowance for doubtful accounts of approximately $268,000 and $105,000 has been recorded at December 31, 1997 and 1996, respectively, relating to tenant and other receivables. Bad debt expense totaled approximately $221,000 and $40,000 during 1997 and 1996, respectively.

INTEREST RATE SWAP AGREEMENTS

    The Company accounts for its interest rate swap agreements as hedges if the swap is designated as a hedge and effectively reduces the exposure to the Company of market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place.

FEDERAL INCOME TAXES

    No provision for United States Federal income taxes has been made in the accompanying financial statements. Cornerstone has elected to be taxed as a REIT under Sections 856-860 of the United States Internal Revenue Code. Under these sections of the Internal Revenue Code, Cornerstone is permitted to deduct dividends paid to stockholders in computing its taxable income. All taxable earnings and profits of Cornerstone since inception have been distributed to the stockholders.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1997 financial statement presentation.

INCOME (LOSS) PER COMMON SHARE

    During the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At December 31, 1997 and 1996, Cornerstone had on deposit with major financial institutions substantially all of its cash and cash equivalents. Cornerstone believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

MINORITY INTEREST

    Minority Interest represents the Company's partner's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston and 191 Peachtree. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership agreements. Realizability of the debit balances is continually monitored by analyzing pro forma sales proceeds calculations, whose terms are specified in the respective partnership agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") and No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"), which are effective for fiscal years beginning after December 15, 1997.

    SFAS 130 specifies the presentation and disclosure requirements for reporting comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. SFAS 131 establishes the disclosure requirements for reporting segment information. SFAS 132 changes the financial statement disclosure requirements for pensions and other postretirement benefits.

    Management believes that, when adopted, SFAS 130, 131 and 132 will not have a significant impact on the Company's financial statements.

ESTIMATES AND RISKS

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

    In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. The new software is expected to be installed by the fourth quarter of 1998. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position or results of operations of the Company.

2. PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at December 31, 1997:

                                                                COMPLETED/   NET RENTABLE                   OWNERSHIP
PROPERTY                                   LOCATION              ACQUIRED    SQUARE FEET     % LEASED       INTEREST       NOTES
------------------------------  ------------------------------  -----------  ------------  -------------  -------------  ---------
One Norwest Center............  Denver, Colorado                      1983     1,188,000            99%           100%
Norwest Center................  Minneapolis, Minnesota                1988     1,118,000            98%            50%           A
Washington Mutual Tower.......  Seattle, Washington                   1988     1,155,000            97%            50%           B
125 Summer Street.............  Boston, Massachusetts            1989/1995       464,000            99%           100%
Tower 56......................  New York, New York               1983/1996       162,000            98%           100%
One Lincoln Centre............  Oakbrook Terrace, Illinois       1986/1996       297,000            96%           100%
The Frick Building............  Pittsburgh, Pennsylvania         1902/1996       341,000            89%           100%
527 Madison Avenue............  New York, New York               1986/1997       216,000           100%           100%           C
191 Peachtree Street..........  Atlanta, Georgia                 1991/1997     1,221,000            95%            80%       D,E,F
Market Square.................  Washington, D.C.                 1990/1997       689,000            95%            59%         D,G
500 Boylston Street...........  Boston, Massachussetts           1988/1997       715,000           100%          91.5%         D,H
222 Berkeley Street...........  Boston, Massachusetts            1991/1997       531,000           100%          91.5%         D,H
Charlotte Plaza...............  Charlotte, North Carolina        1982/1997       613,000            94%           100%           D
200 Galleria..................  Atlanta, Georgia                 1985/1997       433,000            91%           100%           D
11 Canal Center...............  Alexandria, Virginia             1986/1997        70,000            84%           100%           D
99 Canal Center...............  Alexandria, Virginia             1986/1997       138,000            99%           100%           D
TransPotomac Plaza 5..........  Alexandria, Virginia             1983/1997        96,000            99%           100%           D
Sixty State Street............  Boston, Massachusetts            1979/1997       823,000            98%           100%         I,J

(A) While the Company's stated interest in the partnership which owns Norwest Center is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the twelve months ended December 31, 1997, the Company's share of earnings and cash distributions from the partnership which owns Norwest Center was 79.3%.

(B) While the Company's stated interest in the partnership which owns Washington Mutual Tower is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the twelve months ended December 31, 1997, the Company received 100% of the cash distributions from the partnership which owns Washington Mutual Tower.

(C) On February 14, 1997, Cornerstone, through its wholly-owned subsidiary, CStone-527 Madison, Inc., purchased 527 Madison Avenue in Midtown Manhattan, New York for approximately $67 million. The acquisition was financed with the proceeds from the Company's offering of Preferred Stock, completed in November 1996.

(D) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, the "DIHC Properties"). The Company acquired the DIHC Properties for a purchase price of approximately $1.06 billion, consisting of approximately 34 million shares of Common Stock, approximately $260 million in cash and $250 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's IPO and $54 million from its Revolving Credit Facility. Financial results from October 27, 1997 through December 31, 1997 for the DIHC Properties are included in the accompanying consolidated financial statements.

(E) While the Company's stated interest in the partnership which owns 191 Peachtree Street is 80%, its economic interest is significantly larger since it has acquired the first mortgage note on the property in the amount of $145 million which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In addition, in 1996 and 1997, the partner in the transaction, CH Associates, Ltd., received an annual incentive distribution of $250,000, which, the Company expects, it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the property.

(F) The partnership which owns 191 Peachtree Street has a ground lease agreement for a portion of the land upon which the project has been constructed. The agreement requires annual payments of $5,000 through January 31, 1998, $45,000 through January 31, 2002 and $75,000 through January 31, 2008. Thereafter, the annual rent increases $2,500 per year until the expiration date of January 31, 2087. The partnership records ground rental expense relating to this agreement on a straight-line basis. The ground lease is renewable for an additional 99 years.

(G) At December 31, 1997, the Company owned the two loans on Market Square. In January 1998, the Company acquired partnership interests with a stated interest of approximately 59% in the partnerships which own Market Square with the option to purchase an additional 1%. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the property in the amount of $181 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $46.2 million, which accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage. During 1996, the Company received 100% of the cash flow from the property.

(H) Distributions of cash flow and sales and refinancing proceeds are shared in proportion to the Company's 91.5% partnership interest and Hines Interest Limited Partnership and/or its affiliates' ("Hines") 8.5% partnership interest.

(I) On December 31, 1997, Cornerstone purchased the second mortgage on Sixty State Street located in the heart of Boston's Central Business District. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) will inure to the Company. The Company will control all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million. The $78.4 million first mortgage on the property has been recorded by the Company as an $89.6 million liability as a result of its above-market interest rate. Cornerstone will account for the transaction as an equity investment in real estate.

(J) The second mortgage, which the Company holds, relates only to the improvements on Sixty State Street in Boston. The ground under Sixty State Street is leased to the leasehold owner, Marshall Field, through December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

    The future minimum lease payments to be received by the Company under noncancellable operating leases as of December 31, 1997 are as follows (Dollar amounts in thousands):

1998............................................................  $ 178,979
1999............................................................    172,376
2000............................................................    162,125
2001............................................................    150,950
2002............................................................    133,018
Thereafter......................................................    642,082
                                                                  ---------
Total...........................................................  $1,439,530
                                                                  ---------
                                                                  ---------

3. RESTRICTED CASH

    Restricted cash is being held by escrow agents for real estate taxes and insurance on certain mortgage loans.

4. LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of December 31, 1997, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities.

                                                      INTEREST    MATURITY     PREPAYMENT
PROPERTY                             AMORTIZATION       RATE        DATE       PROVISIONS     12/31/97     12/31/96
----------------------------------  --------------  ------------  ---------  --------------  -----------  -----------
Convertible Promissory Note due     Interest only
  2001(A).........................                  8.11%max(B)   Jan-2001   Not prepayable  $12,926,000  $12,926,000
One Norwest Center................  30 year         7.50          Aug-2001   (C)              96,780,000   97,706,000
Norwest Center....................  Interest only   8.74          Dec-2005   Not prepayable  110,000,000  110,000,000
Washington Mutual Tower...........  Interest only   7.53          Nov-2005   (D)              79,100,000   79,100,000
                                    Interest
125 Summer Street.................  only(E)         7.20          Jan-2003   (F)              50,000,000   50,000,000
Tower 56..........................  30 year         7.67          May-2003   (G)              17,742,000   17,910,000
Dearborn Land(H)..................  Interest only   0.00(I)       Oct-2000   Not prepayable   10,000,000      --
TransPotomac Plaza 5 and Charlotte  Interest only
  Plaza(H)........................                  7.28          Oct-2000   Not prepayable   55,000,000      --
527 Madison Avenue and One Lincoln  Interest only
  Centre(H).......................                  7.47          Oct-2004   Not prepayable   65,000,000      --
Market Square(J) and 200            Interest only
  Galleria(H).....................                  7.54          Oct-2007   Not prepayable  120,000,000      --
Sixty State Street(K).............  30 year         6.84          Jan-2005   (L)              89,630,000      --
Corporate(M)......................  Interest only   5.00                                         --        32,500,000
                                                                                             -----------  -----------
                                                                                             $706,178,000 $400,142,000
                                                                                             -----------  -----------

------------------------

(A) The lender, Hines, has the right to convert the note into common stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with common stock priced at the lesser of $14.30 per share or the then existing share price.

(B) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(C) No prepayment until July 24, 1998. From July 24, 1998 through July 23, 2000, prepayment fee is greater of 1% of outstanding principal balance or Treasury Yield Maintenance (as defined). Beginning July 24, 2000, prepayment fee is Treasury Yield Maintenance. The loan may be repaid at par during last 90 days of loan.

(D) No prepayment rights through September 30, 1998, prepayable thereafter, with a prepayment fee of the greater of: (1) 1.0% of the outstanding principal balance or (2) Treasury Yield Maintenance (as defined). Prepayment without fee for the six months prior to the maturity date.

(E) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

(F) Beginning July 1, 1999, prepayment fee is greater of Treasury Yield Maintenance or 1% of outstanding principal balance. Prepayment without fee on or after three months prior to maturity date.

(G) Open to prepayment after December 31, 1999 with a prepayment fee of greater of 1.0% of principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee during the three months prior to the maturity date.

(H) The four notes arising from the acquisition of DIHC are cross-collateralized having the effect of forming a "collateral pool" for the underlying notes.

(I) The interest rate on the loan will increase to 7.28% upon the sale of the Dearborn Land.

(J) The collateral for this loan is a pledge of the $181 million first mortgage loan on Market Square which the Company purchased from Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM").

(K) While the face amount of the loan is $78,420,000, since the interest rate is 9.5%, the Company has recorded the debt at $89,630,000, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.84%.

(L) Beginning February 1, 2000, the prepayment fee is equal to the greater of 2% or Treasury Yield Maintenance (as defined). The 2% maximum is reduced by 0.25% per annum thereafter until it reaches 1%. The loan is prepayable during the last 90 days.

(M) On March 19, 1997, as required under the terms of the agreement, this term loan was repaid with proceeds from the Company's IPO.

    The combined aggregate amount of maturities for all long-term borrowings for 1998 through 2002 are $0, $0, $65,000,000, $105,651,000 and $0, respectively.

    Since most of the long term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

5. CREDIT FACILITY

    The Company has a $350 million Revolving Credit Facility with Bankers Trust Company and The Chase Manhattan Bank for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR or the Prime Rate at the borrowers option. The letters of credit will be priced at the applicable Eurodollar credit spread. The line of credit expires on October 27, 2000. As of December 31, 1997, $187 million of the credit line was outstanding at a rate of approximately 8.12%. The line of credit contains certain restrictive covenants including; (i) a limitation on the Company's dividend to 90% of funds from operations and 110% of cash available for distribution; (ii) total liabilities to total property asset value cannot exceed 55%; (iii) adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) fixed charge coverage may not be less than 1.75 to 1.00; and (v) total property asset value to secured indebtedness may not be less than 2.50 to 1.00.

6. REDEEMABLE PREFERRED STOCK

    On July 25, 1997, the Redeemable Preferred shares were converted into 11,482,760 shares of common stock. The contractual conversion was based upon exceeding a $16.00 average common share price for a period of twenty days.

7. STOCKHOLDERS' INVESTMENT

    The 7% Cumulative Convertible Preferred Stock is convertible into common stock at $16.50 per share at any time after August 4, 2000.

    On April 22, 1997, Cornerstone completed its initial U.S. public offering ("IPO") of 16.1 million shares of common stock at a price of $14 per share for gross proceeds of $225.4 million.

    The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of December 31, 1997:

STOCK OPTIONS
                           OPTIONS
                           GRANTED       EXERCISE
                           (NO. OF         PRICE                                OPTIONS      OPTIONS
    DATE OF GRANT          SHARES)      (PER SHARE)          VESTING          EXERCISABLE   EXERCISED
----------------------  -------------  -------------  ----------------------  -----------  -----------
June, 1995............      787,500      $   14.30    20%/yr, 10yr term          304,500       10,500
March, 1997...........      880,000      $   14.50    20%/yr, 10yr term                0            0
November, 1997........       70,000      $   18.44    20%/yr, 10yr term                0            0

RESTRICTED STOCK GRANTS
                    SHARES
                    GRANTED     VALUE AT GRANT
                    (NO. OF        DATE (PER
 DATE OF GRANT      SHARES)         SHARE)                         VESTING (A)
---------------  -------------  ---------------  ------------------------------------------------

August, 1995         167,622       $   14.30     The grant will fully vest with respect to
                                                 13.333% on June 30, 1996, 1997, 1998, 1999 and
                                                 with respect to 46.668% on June 30, 2000.

March, 1997          100,000       $   16.40     The grant will fully vest with respect to
                                                 13.333% on June 30, 1998, 1999, 2000, 2001 and
                                                 with respect to 46.668% on June 30, 2002.

November, 1997        12,500       $   18.44     The grant will fully vest with respect to
                                                 13.333% on June 30, 1998, 1999, 2000, 2001 and
                                                 with respect to 46.668% on June 30, 2002.

------------------------

(A) Deferred compensation of approximately $4,265,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.

    The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options described above since the exercise price equaled the fair value at the grant date. Had compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the following pro forma amounts (Dollar amounts in thousands, except per share amounts):

                                                                                                     NET INCOME PER
                                                                                       NET INCOME     COMMON SHARE
                                                                                       -----------  -----------------

Year ended December 31, 1997.........................................................   $  36,887       $    0.61

Year ended December 31, 1996.........................................................   $   8,673       $    0.17

    The Company has computed the value of all stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                                 1997       1996
                                                                                               ---------  ---------

ASSUMPTIONS
---------------------------------------------------------------------------------------------

Risk-free interest rate......................................................................  6.56%      6.31%

Assumed dividend yield.......................................................................  7.50%      7.50%

Expected term................................................................................  6 years    6 years

Assumed volatility...........................................................................  10.0%      10.0%

8. NET GAIN ON INTEREST RATE SWAPS

    The Company had an outstanding swap agreement that was terminated on January 16, 1997 for a total cost of $170,000 resulting in a realized gain of $99,000.

9. NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share for 1995 and 1996 was restated to reflect the adoption of SFAS 128. The table sets forth the calculation of income (loss) per common share for 1997, 1996 and 1995 (Dollar amounts in thousands, except per share amounts):

                                                                1997                   1996                   1995
                                                       ----------------------  --------------------  ----------------------

                                                         BASIC      DILUTED      BASIC     DILUTED     BASIC      DILUTED
                                                       ----------  ----------  ---------  ---------  ----------  ----------

Proceeds upon exercise of options....................  $   --      $   25,162  $  --      $  12,334  $   --      $   12,334

Market price of shares average for the respective
  year...............................................  $   --      $    17.13  $  --      $   14.36  $   --      $    15.26

Treasury shares that could be repurchased
  (options)..........................................      --           1,469     --            859      --             808

Option shares outstanding............................      --           1,727     --            863      --             863

Weighted common stock equivalent shares (Excess
  shares under option over Treasury shares that could
  be repurchased)....................................      --             236     --              4      --              54

Weighted average common shares outstanding...........      43,572      43,572     20,411     20,411      15,910      15,910
                                                       ----------  ----------  ---------  ---------  ----------  ----------

Adjusted weighted average common shares
  outstanding........................................      43,572      43,808     20,411     20,415      15,910      15,964

Net income (loss) for the period.....................  $   37,547  $   37,547  $   9,096  $   9,096  $  (13,574) $  (13,574)

Income applicable to preferred stock.................  $  (10,160) $  (10,160) $  (5,153) $  (5,153) $   (1,449) $   (1,449)
                                                       ----------  ----------  ---------  ---------  ----------  ----------

Net income (loss) available to common shares.........  $   27,387  $   27,387  $   3,943  $   3,943  $  (15,023) $  (15,023)

Income (loss) per common share.......................  $     0.63  $     0.63  $    0.19  $    0.19  $    (0.94) $    (0.94)

10. RETIREMENT PLANS

    Effective July 1, 1995, the eligible employees of the Company participate in a noncontributory age-weighted profit sharing plan. The Company's contribution to such plan was approximately $190,200 and $91,200 for the years ended December 31, 1997 and 1996, respectively.

    Effective July 1, 1995, the eligible employees of the Company also participate in a contributory savings plan 401(k). Under the plan, the Company matches contributions made by eligible employees based on a percentage of the employee's salary. The Company will match 100% of contributions up to 5% of such employee's salary with an annual maximum matching contribution of $4,000 per employee. The Company's matching contribution was approximately $52,600 and $46,000 for the years ended December 31, 1997 and 1996, respectively.

11. CONCENTRATION

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 20%, 26% and 31% of office and parking rentals for the years ended December 31, 1997, 1996 and 1995, respectively. Included in deferred tenant receivables is approximately $31,349,000 and $28,014,000 due from Norwest Corporation at December 31, 1997 and 1996, respectively.

    Four of the Company's 18 Properties are located in the Downtown Boston market and account for approximately 29% of the Company's office and parking revenues as of December 31, 1997. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the Boston metropolitan area. A significant decline in these economic conditions could have a material adverse effect on the Company.

12. RELATED PARTY TRANSACTIONS

    The Company has entered into $250 million of mortgage debt with two of its major stockholders, DIHC and PGGM, as further described in Note 4.

13. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the financial position or results of operations of the Company.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cornerstone is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. Except for the items noted below, the fair value of the Company's financial instruments approximates their carrying values at December 31, 1997:

NOTES RECEIVABLE

    The fair value of the note receivable at December 31, 1997 is approximately $1,564,000 based on the present value of expected future note payments using a market discount rate of 6.57%.

LONG-TERM DEBT

    The Company determines the fair value based on the discounted future cash flows at a discount rate that approximates the Company's effective current borrowing rate:

                                                                             12/31/97        12/31/97
                                                                            FAIR VALUE    CARRYING VALUE
                                                                           -------------  --------------
One Norwest Center.......................................................  $  99,504,000   $ 96,780,000
Norwest Center...........................................................    123,701,000    110,000,000
Washington Mutual Tower..................................................     82,423,000     79,100,000
125 Summer Street........................................................     50,842,000     50,000,000
Tower 56.................................................................     18,507,000     17,742,000
TransPotomac Plaza 5 and Charlotte Plaza.................................     56,671,000     55,000,000
527 Madison Avenue and One Lincoln Centre................................     68,070,000     65,000,000
Market Square and 200 Galleria...........................................    127,915,000    120,000,000

15. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following selected pro forma operating data is presented as if the offerings, sales and conversions of the various securities sold by the Company (and the application of the proceeds thereof) and the various acquisitions of the Company that occurred after January 1 of the respective fiscal year had occurred at January 1 of the respective fiscal year. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the aforementioned transactions been consummated at the date indicated. Also, they may not be indicative of the results that may be achieved in the future.

DECEMBER 31,                                                                  1997            1996
-----------------------------------------------------------------------  --------------  --------------
Pro forma total revenues...............................................  $  322,276,000  $  315,940,000
Pro forma net income before extraordinary items........................      85,158,000      81,687,000
Pro forma net income...................................................      85,104,000      77,762,000
Pro forma basic and diluted net income per common share................            0.83            0.78

16. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $30,204,000, $34,590,000 and $32,609,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

    On October 27, 1997, the Company acquired the DIHC Properties for a purchase price of approximately $1.06 billion, consisting of approximately 34 million shares of Common Stock at $16.00 per share, approximately $260 million in cash and $250 million in promissory notes. The Company also recorded a minority interest of $33 million in connection with this acquisition.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    (Dollar amounts in thousands except per share amounts):

                                                                         QUARTER ENDED
                                                       --------------------------------------------------
1997                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                       ------------  ------------  ---------  -----------
Revenues.............................................   $   62,242    $   38,414   $  38,268   $  34,987
Income before extraordinary item.....................       15,881         8,076       8,008       5,636
Extraordinary loss...................................       --            --             (28)        (26)
Net income...........................................       15,881         8,076       7,980       5,610
Per share data:
  Income before extraordinary item...................         0.26          0.18        0.12        0.07
  Basic net income per common share..................         0.26          0.18        0.12        0.07
  Diluted net income per common share................         0.26          0.18        0.12        0.07

1996
Revenues.............................................   $   32,145    $   29,001   $  28,338   $  27,424
Income before extraordinary item.....................        2,185         1,979       1,876       6,981
Extraordinary loss...................................         (139)       (3,786)     --          --
Net income (loss)....................................        2,046        (1,807)      1,876       6,981
Per share data:
  Income before extraordinary item...................        (0.01)         0.05        0.05        0.30
  Extraordinary loss.................................        (0.02)        (0.18)     --          --
  Basic net income per common share..................        (0.03)        (0.13)       0.05        0.30
  Diluted net income per common share................        (0.03)        (0.13)       0.05        0.30

18. SUBSEQUENT EVENTS

    On January 5, 1998, the Company purchased the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. All cash flow and the residual value of Tower 56 will now inure to the Company.

    On January 13, 1998, the Company declared a dividend of $0.30 per common share, payable on February 27, 1998 to all stockholders of record as of January 30, 1998.

    On January 20, 1998, the Company converted to an umbrella partnership real estate investment trust ("UPREIT"). The Company and its subsidiaries transferred to the operating partnership, or entities wholly-owned by the operating partnership, substantially all of the Company's Properties. The Company is the sole general partner of the operating partnership and also holds limited partnership interests therein. The purpose of forming an UPREIT structure is to create an acquisition vehicle attractive to sellers whose sale of properties to the Company in exchange for UPREIT units may be characterized as a tax-deferrable capital contribution rather than a taxable sale.

    On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. Constructed between 1986 and 1990, Corporate 500 Centre consists of four Class A office buildings, comprising approximately 680,000 rentable square feet. The total purchase price of the Property was approximately $150 million, approximately $15 million of which was paid in UPREIT units priced at $18.50 per unit. The Company financed a portion of the costs to acquire the Property with $51 million drawn under its Revolving Credit Facility and an $80 million mortgage loan from Bankers Trust Company at an interest rate of LIBOR plus 100 basis points. The mortgage loan will mature on July 20, 2002. The Company has also entered into an interest rate swap agreement with Bankers Trust Company that has effectively fixed the interest rate on the mortgage loan at 6.63%.

    On February 6, 1998, the Company completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the United States through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million ($262,344,000 gross proceeds less an underwriting discount of $13,728,125 and expenses of approximately $750,000). The net proceeds were used to repay the Company's acquisition line of credit and for working capital purposes.

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               DECEMBER 31, 1997

                                                                               COLUMN D
                                                                            --------------            COLUMN E
                                                       COLUMN C                             -----------------------------
                                             -----------------------------       COST
                                                                             CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO        AT CLOSE OF PERIOD
          COLUMN A              COLUMN B     -----------------------------   ACQUISITION    -----------------------------
----------------------------  -------------                  BUILDINGS &    --------------                  BUILDINGS &
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS     IMPROVEMENTS       LAND       IMPROVEMENTS
----------------------------  -------------  ------------  ---------------  --------------  ------------  ---------------
Land         One Norwest                     $  2,900,000                    $    310,494   $  3,210,494
             Center
Buildings &  One Norwest       $96,780,000                      12,903,000    124,686,288                     137,589,288
Imp.         Center
Def. Lease   One Norwest                                         2,583,000     19,577,093                      22,160,093
Costs        Center
                                             ------------  ---------------  --------------  ------------  ---------------
                                                2,900,000       15,486,000    144,573,875      3,210,494      159,749,381
                                             ------------  ---------------  --------------  ------------  ---------------
Land         Norwest Center                    18,000,000                                     18,000,000
Buildings &  Norwest Center    110,000,000                      32,620,255    108,406,611                     141,026,866
Imp.
Def. Lease   Norwest Center                                        992,691     45,812,922                      46,805,613
Costs
                                             ------------  ---------------  --------------  ------------  ---------------
                                               18,000,000       33,612,946    154,219,533     18,000,000      187,832,479
                                             ------------  ---------------  --------------  ------------  ---------------
Land         Washington                        21,166,947                           6,108     21,173,055
             Mutual Tower
Buildings &  Washington         79,100,000                      38,851,336    106,489,349                     145,340,685
Imp.         Mutual Tower
Def. Lease   Washington                                          4,301,522     44,953,536                      49,255,058
Costs        Mutual Tower
                                             ------------  ---------------  --------------  ------------  ---------------
                                               21,166,947       43,152,858    151,448,993     21,173,055      194,595,743
                                             ------------  ---------------  --------------  ------------  ---------------


                                                                            COLUMN I
                                                                         --------------
                                                                         LIFE ON WHICH
                                                                          DEPRECIATION
                                COLUMN F       COLUMN G       COLUMN H         IN
          C                   ------------  ---------------  ----------  LATEST INCOME
-----------                   ACCUMULATED       DATE OF         DATE     STATEMENTS IS
        DES       TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  ------------  ---------------  ----------  --------------
Land         $     3,210,494                                    1988

Buildings &  $   137,589,288    51,800,144          1981     1981-1995    20-35 Years
Imp.
Def. Lease   $    22,160,093    18,524,045                   1981-1995    05-10 Years
Costs
             ---------------  ------------
                 162,959,875    70,324,189
             ---------------  ------------
Land         $    18,000,000                                    1986
Buildings &  $   141,026,866    41,353,569          1986     1986-1995    20-35 Years
Imp.
Def. Lease   $    46,805,613    31,079,183                   1986-1995    10-20 Years
Costs
             ---------------  ------------
                 205,832,479    72,432,752
             ---------------  ------------
Land         $    21,173,055                                 1986-1987

Buildings &  $   145,340,685    37,414,949          1986     1986-1995    08-40 Years
Imp.
Def. Lease   $    49,255,058    36,070,337                   1986-1995    01-18 Years
Costs
             ---------------  ------------
                 215,768,798    73,485,286
             ---------------  ------------

CORNERSTONE
PROPERTIES
INC.
REAL ESTATE
AND
ACCUMULATED
DEPRECIATION
SCHEDULE
III
(CONTINUED)
DECEMBER
31, 1997

                                                                               COLUMN D
                                                                            --------------            COLUMN E
                                                       COLUMN C                             -----------------------------
                                             -----------------------------       COST
                                                                             CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO        AT CLOSE OF PERIOD
          COLUMN A              COLUMN B     -----------------------------   ACQUISITION    -----------------------------
----------------------------  -------------                  BUILDINGS &    --------------                  BUILDINGS &
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS     IMPROVEMENTS       LAND       IMPROVEMENTS
----------------------------  -------------  ------------  ---------------  --------------  ------------  ---------------
Land         125 Summer                       15,750,000                                     15,750,000
             Street
Buildings &  125 Summer        50,000,000                      89,250,000      1,029,087                      90,279,087
Imp.         Street
Def. Lease   125 Summer                                                        2,528,067                       3,842,555
Costs        Street
                                            ------------  ---------------  --------------  ------------  ---------------
                                              15,750,000       89,250,000      3,557,154     15,750,000       94,121,642
                                            ------------  ---------------  --------------  ------------  ---------------
Land         Tower 56                          5,528,324                                      5,528,324
Buildings &  Tower 56          17,742,000                      25,202,676      2,364,938                      27,567,614
Imp.
Def. Lease   Tower 56                                                            426,598                       1,092,278
Costs
                                            ------------  ---------------  --------------  ------------  ---------------
                                               5,528,324       25,202,676      2,791,536      5,528,324       28,659,892
                                            ------------  ---------------  --------------  ------------  ---------------
Land         One Lincoln                       2,192,079                                      2,192,079
             Centre
Buildings &  One Lincoln       65,000,000(  (b)                47,757,921        789,322                      48,547,243
Imp.         Centre
Def. Lease   One Lincoln                                                         426,598                         565,521
Costs        Centre
                                            ------------  ---------------  --------------  ------------  ---------------
                                               2,192,079       47,757,921      1,215,920      2,192,079       49,112,764
                                            ------------  ---------------  --------------  ------------  ---------------

CORNERSTONE
PROPERTIES
INC.
REAL ESTATE
AND
ACCUMULATED
DEPRECIATIO
SCHEDULE
III
(CONTINUED)
DECEMBER
31, 1997

                                                                            COLUMN I
                                                                         --------------
                                                                         LIFE ON WHICH
                                                                          DEPRECIATION
                                COLUMN F       COLUMN G       COLUMN H         IN
          C                   ------------  ---------------  ----------  LATEST INCOME
-----------                   ACCUMULATED       DATE OF         DATE     STATEMENTS IS
        DES       TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  ------------  ---------------  ----------  --------------
Land         $    15,750,000                        1989        1995

Buildings &  $    90,279,087     4,869,918                   1995-1996         40
Imp.
Def. Lease   $     3,842,555       983,194                      1996       5-6 Years
Costs
             ---------------  ------------
                 109,871,642     5,853,112
             ---------------  ------------
Land         $     5,528,324                        1983        1996
Buildings &  $    27,567,614       992,758                      1996        40 Years
Imp.
Def. Lease   $     1,092,278       194,420                      1996       1-6 Years
Costs
             ---------------  ------------
                  34,188,216     1,187,178
             ---------------  ------------
Land         $     2,192,079                        1986        1996

Buildings &  $    48,547,243     1,363,862                      1996        40 Years
Imp.
Def. Lease   $       565,521        70,671                      1996       1-6 Years
Costs
             ---------------  ------------
                  51,304,843     1,434,533
             ---------------  ------------

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            SCHEDULE III (CONTINUED)
                               DECEMBER 31, 1997

                                                                               COLUMN D
                                                                            --------------            COLUMN E
                                                       COLUMN C                             -----------------------------
                                             -----------------------------       COST
                                                                             CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO        AT CLOSE OF PERIOD
          COLUMN A              COLUMN B     -----------------------------   ACQUISITION    -----------------------------
----------------------------  -------------                  BUILDINGS &    --------------                  BUILDINGS &
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS     IMPROVEMENTS       LAND       IMPROVEMENTS
----------------------------  -------------  ------------  ---------------  --------------  ------------  ---------------
Land         The Frick                          2,541,350                                      2,541,350
             Building
Buildings &  The Frick                                          23,958,650        395,292                      24,353,942
Imp.         Building
Def. Lease   The Frick                                                          1,630,772                       1,630,772
Costs        Building
                                             ------------  ---------------  --------------  ------------  ---------------
                                                2,541,350       23,958,650      2,026,064      2,541,350       25,984,714
                                             ------------  ---------------  --------------  ------------  ---------------
Land         527 Madison                       21,440,000                         --          21,440,000
             Avenue
Buildings &  527 Madison                  (  (b)                46,642,888         89,562                      46,732,450
Imp.         Avenue
Def. Lease   527 Madison                                                          746,070                         746,070
Costs        Avenue
                                             ------------  ---------------  --------------  ------------  ---------------
                                               21,440,000       46,642,888        835,632     21,440,000       47,478,520
                                             ------------  ---------------  --------------  ------------  ---------------
Land         191 Peachtree                     40,109,700                         --          40,109,700
             Street
Buildings &  191 Peachtree                                     228,961,583        --                          228,961,583
Imp.         Street
Def. Lease   191 Peachtree                                                         96,023                          96,023
Costs        Street
                                             ------------  ---------------  --------------  ------------  ---------------
                                               40,109,700      228,961,583         96,023     40,109,700      229,057,606
                                             ------------  ---------------  --------------  ------------  ---------------


                                                                            COLUMN I
                                                                         --------------
                                                                         LIFE ON WHICH
                                                                          DEPRECIATION
                                COLUMN F       COLUMN G       COLUMN H         IN
          C                   ------------  ---------------  ----------  LATEST INCOME
-----------                   ACCUMULATED       DATE OF         DATE     STATEMENTS IS
        DES       TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  ------------  ---------------  ----------  --------------
Land         $     2,541,350                        1902        1996

Buildings &  $    24,353,942       721,559                      1996        40 Years
Imp.
Def. Lease   $     1,630,772       170,928                      1996      01-10 Years
Costs
             ---------------  ------------
                  28,526,064       892,487
             ---------------  ------------
Land         $    21,440,000                        1986        1997

Buildings &  $    46,732,450     1,036,420                      1997        40 Years
Imp.
Def. Lease   $       746,070         7,336                      1997      01-10 Years
Costs
             ---------------  ------------
                  68,918,520     1,043,756
             ---------------  ------------
Land         $    40,109,700                        1991        1997

Buildings &  $   228,961,583     1,031,524                      1997        40 Years
Imp.
Def. Lease   $        96,023           212                      1997      01-10 Years
Costs
             ---------------  ------------
                 269,167,306     1,031,736
             ---------------  ------------

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            SCHEDULE III (CONTINUED)
                               DECEMBER 31, 1997

                                                                               COLUMN D
                                                                            --------------            COLUMN E
                                                       COLUMN C                             -----------------------------
                                             -----------------------------       COST
                                                                             CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO        AT CLOSE OF PERIOD
          COLUMN A              COLUMN B     -----------------------------   ACQUISITION    -----------------------------
----------------------------  -------------                  BUILDINGS &    --------------                  BUILDINGS &
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS     IMPROVEMENTS       LAND       IMPROVEMENTS
----------------------------  -------------  ------------  ---------------  --------------  ------------  ---------------
Land         500 Boylston                      45,132,200                         --          45,132,200
             Street
Buildings &  500 Boylston                                      181,573,820        --                          181,573,820
Imp.         Street
Def. Lease   500 Boylston                                                          34,558                          34,558
Costs        Street
                                             ------------  ---------------  --------------  ------------  ---------------
                                               45,132,200      181,573,820         34,558     45,132,200      181,608,378
                                             ------------  ---------------  --------------  ------------  ---------------
Land         222 Berkeley                      29,262,200                         --          29,262,200
             Street
Buildings &  222 Berkeley                                      118,179,817        --                          118,179,817
Imp.         Street
Def. Lease   222 Berkeley                                                           1,650                           1,650
Costs        Street
                                             ------------  ---------------  --------------  ------------  ---------------
                                               29,262,200      118,179,817          1,650     29,262,200      118,181,467
                                             ------------  ---------------  --------------  ------------  ---------------
Land         Charlotte Plaza                   15,473,600                         --          15,473,600
Buildings &  Charlotte Plaza    55,000,000(  (c)                62,494,692         15,039                      62,509,731
Imp.
Def. Lease   Charlotte Plaza                                                      966,732                         966,732
Costs
                                             ------------  ---------------  --------------  ------------  ---------------
                                               15,473,600       62,494,692        981,771     15,473,600       63,476,463
                                             ------------  ---------------  --------------  ------------  ---------------


                                                                            COLUMN I
                                                                         --------------
                                                                         LIFE ON WHICH
                                                                          DEPRECIATION
                                COLUMN F       COLUMN G       COLUMN H         IN
          C                   ------------  ---------------  ----------  LATEST INCOME
-----------                   ACCUMULATED       DATE OF         DATE     STATEMENTS IS
        DES       TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  ------------  ---------------  ----------  --------------
Land         $    45,132,200                        1988        1997

Buildings &  $   181,573,820       815,717                      1997        40 Years
Imp.
Def. Lease   $        34,558       --                           1997      01-10 Years
Costs
             ---------------  ------------
                 226,740,578       815,717
             ---------------  ------------
Land         $    29,262,200                        1991        1997

Buildings &  $   118,179,817       530,717                      1997        40 Years
Imp.
Def. Lease   $         1,650       --                           1997      01-10 Years
Costs
             ---------------  ------------
                 147,443,667       530,717
             ---------------  ------------
Land         $    15,473,600                        1982        1997
Buildings &  $    62,509,731       260,352                      1997        40 Years
Imp.
Def. Lease   $       966,732         7,031                      1997      01-10 Years
Costs
             ---------------  ------------
                  78,950,063       267,383
             ---------------  ------------

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            SCHEDULE III (CONTINUED)
                               DECEMBER 31, 1997

                                                                               COLUMN D
                                                                            --------------            COLUMN E
                                                       COLUMN C                             -----------------------------
                                             -----------------------------       COST
                                                                             CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO        AT CLOSE OF PERIOD
          COLUMN A              COLUMN B     -----------------------------   ACQUISITION    -----------------------------
----------------------------  -------------                  BUILDINGS &    --------------                  BUILDINGS &
        DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS     IMPROVEMENTS       LAND       IMPROVEMENTS
----------------------------  -------------  ------------  ---------------  --------------  ------------  ---------------
Land         200 Galleria                      11,994,400                         731,536     12,725,936
Buildings &  200 Galleria      120,000,000(  (d)                48,442,938        --                           48,442,938
Imp.
Def. Lease   200 Galleria                                                         437,631                         437,631
Costs
                                             ------------  ---------------  --------------  ------------  ---------------
                                               11,994,400       48,442,938      1,169,167     12,725,936       48,880,569
                                             ------------  ---------------  --------------  ------------  ---------------
Land         11 Canal Center                    2,326,000                         --           2,326,000
Buildings &  11 Canal Center                                     9,394,394         60,000                       9,454,394
Imp.
Def. Lease   11 Canal Center                                                        2,019                           2,019
Costs
                                             ------------  ---------------  --------------  ------------  ---------------
                                                2,326,000        9,394,394         62,019      2,326,000        9,456,413
                                             ------------  ---------------  --------------  ------------  ---------------
Land         99 Canal Center                    4,551,000                         --           4,551,000
Buildings &  99 Canal Center                                    18,380,332        --                           18,380,332
Imp.
Def. Lease   99 Canal Center                                                        3,953                           3,953
Costs
                                             ------------  ---------------  --------------  ------------  ---------------
                                                4,551,000       18,380,332          3,953      4,551,000       18,384,285
                                             ------------  ---------------  --------------  ------------  ---------------


                                                                            COLUMN I
                                                                         --------------
                                                                         LIFE ON WHICH
                                                                          DEPRECIATION
                                COLUMN F       COLUMN G       COLUMN H         IN
          C                   ------------  ---------------  ----------  LATEST INCOME
-----------                   ACCUMULATED       DATE OF         DATE     STATEMENTS IS
        DES       TOTAL       DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  ------------  ---------------  ----------  --------------
Land         $    12,725,936                        1985        1997
Buildings &  $    48,442,938       201,424                      1997        40 Years
Imp.
Def. Lease   $       437,631       --                           1997      01-10 Years
Costs
             ---------------  ------------
                  61,606,505       201,424
             ---------------  ------------
Land         $     2,326,000                        1986        1997
Buildings &  $     9,454,394        39,187                      1997        40 Years
Imp.
Def. Lease   $         2,019            17                      1997      01-10 Years
Costs
             ---------------  ------------
                  11,782,413        39,204
             ---------------  ------------
Land         $     4,551,000                        1986        1997
Buildings &  $    18,380,332        76,425                      1997        40 Years
Imp.
Def. Lease   $         3,953            33                      1997      01-10 Years
Costs
             ---------------  ------------
                  22,935,285        76,458
             ---------------  ------------

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            SCHEDULE III (CONTINUED)
                               DECEMBER 31, 1997

                                                                            COLUMN D
                                                                         --------------             COLUMN E
                                                    COLUMN C                             ------------------------------
                                         ------------------------------       COST
                                                                          CAPITALIZED    GROSS AMOUNT AT WHICH CARRIED
                                            INITIAL COST TO COMPANY      SUBSEQUENT TO         AT CLOSE OF PERIOD
        COLUMN A            COLUMN B     ------------------------------   ACQUISITION    ------------------------------
------------------------  -------------                   BUILDINGS &    --------------                   BUILDINGS &
      DESCRIPTION         ENCUMBRANCES       LAND        IMPROVEMENTS     IMPROVEMENTS       LAND        IMPROVEMENTS
------------------------  -------------  -------------  ---------------  --------------  -------------  ---------------
Land         TransPotomac                    2,123,800                         --            2,123,800
             Plaza 5
Buildings &  TransPotomac             (  (c)                  8,577,318        --                             8,577,318
Imp.         Plaza 5
Def. Lease   TransPotomac                                                        4,265                            4,265
Costs        Plaza 5
                                         -------------  ---------------  --------------  -------------  ---------------
                                             2,123,800        8,577,318          4,265       2,123,800        8,581,583
                                         -------------  ---------------  --------------  -------------  ---------------
Land         Dearborn       10,000,000(a)    19,000,000                          2,500      19,002,500
             Land
                                         -------------  ---------------  --------------  -------------  ---------------
                                            19,000,000        --                 2,500      19,002,500        --
                                         -------------  ---------------  --------------  -------------  ---------------
Land         Sixty State                                                       --             --
             Street
Buildings &  Sixty State    89,630,000                      221,568,004        --                           221,568,004
Imp.         Street
Def. Lease   Sixty State                                                       --
Costs        Street
                                         -------------  ---------------  --------------  -------------  ---------------
                                           221,568,004        --               --          221,568,004      221,568,004
                          -------------  -------------  ---------------  --------------  -------------  ---------------
Grand Total.............   $693,252,000  $ 259,491,600  $ 1,222,636,837   $463,024,613   $ 260,542,238  $ 1,686,729,903
                          -------------  -------------  ---------------  --------------  -------------  ---------------


                                                                             COLUMN I
                                                                          --------------
                                                                          LIFE ON WHICH
                                                                           DEPRECIATION
                                COLUMN F        COLUMN G       COLUMN H         IN
        COL                   -------------  ---------------  ----------  LATEST INCOME
-----------                    ACCUMULATED       DATE OF         DATE     STATEMENTS IS
      DESCR       TOTAL       DEPRECIATION    CONSTRUCTION     ACQUIRED      COMPUTED
-----------  ---------------  -------------  ---------------  ----------  --------------
Land         $     2,123,800                         1983        1997

Buildings &  $     8,577,318         35,665                      1997        40 Years
Imp.
Def. Lease   $         4,265             36                      1997      01-10 Years
Costs
             ---------------  -------------
                  10,705,383         35,701
             ---------------  -------------
Land         $    19,002,500                                     1997

             ---------------  -------------
                  19,002,500       --
             ---------------  -------------
Land         $     --                                1979        1997

Buildings &  $   221,568,004                                     1997        40 Years
Imp.
Def. Lease   $     --                                            1997           --
Costs
             ---------------  -------------
                   --
             ---------------  -------------
Grand Total  $ 1,947,272,141  $ 229,651,633
             ---------------  -------------

------------------------

(a) The four notes arising from the acquisition of DIHC are cross-collateralized having the effect of forming a "collateral pool" for the underlying notes.

(b) Upon repayment of the principle balance, the lien relating to this property will be released.

(c) Upon repayment of the principle balance, the lien relating to this property will be released.

(d) Upon repayment of the principle balance, the lien relating to this property will be released.

                          CORNERSTONE PROPERTIES INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            SCHEDULE III (CONTINUED)

                               DECEMBER 31, 1997

RECONCILIATION OF "REAL ESTATE AND ACCUMULATED DEPRECIATION"

                                                                      1997             1996            1995
                                                                ----------------  --------------  --------------
INVESTMENT IN REAL ESTATE
Balance at beginning of period................................  $    799,661,640  $  676,257,618  $  571,831,104

Additions resulting from consolidation of real estate
  partnerships:
  Land........................................................         --               --              --
  Buildings and improvements..................................         --               --              --
                                                                ----------------  --------------  --------------
                                                                       --               --              --
Additions during the period:
  Land........................................................       192,146,936      10,572,247      15,750,000
  Deferred lease costs........................................         9,432,143       5,262,535         409,693
  Buildings and improvements..................................       946,518,418     108,878,526      90,469,121

Deductions during the period:
  Retirements and writeoffs...................................           486,996       1,309,286       2,202,300
                                                                ----------------  --------------  --------------
Balance at end of period......................................  $  1,947,272,141  $  799,661,640  $  676,257,618
                                                                ----------------  --------------  --------------
                                                                ----------------  --------------  --------------
ACCUMULATED DEPRECIATION
Balance at beginning of period................................       198,685,707     175,167,480     154,227,950

Additions resulting from consolidation of real estate
  partnerships:                                                        --               --              --

Additions charged to operating expenses.......................        31,452,922      24,827,513      23,141,830

Deductions due to retirements and writeoffs...................           486,996       1,309,286       2,202,300
                                                                ----------------  --------------  --------------
Balance at end of period......................................  $    229,651,633  $  198,685,707  $  175,167,480
                                                                ----------------  --------------  --------------
                                                                ----------------  --------------  --------------

                          CORNERSTONE PROPERTIES INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                  SCHEDULE IV

                               DECEMBER 31, 1997

                                                                                                                  COLUMN H
                                                                                                              ----------------
                                  COLUMN C                                                                    PRINCIPAL AMOUNT
                                 -----------      COLUMN D                      COLUMN F        COLUMN G      OF LOANS SUBJECT
COLUMN A            COLUMN B        FINAL     -----------------   COLUMN E    ------------  ----------------   TO DELINQUENT
----------------  -------------   MATURITY    PERIODIC PAYMENT   -----------  FACE AMOUNT   CARRYING AMOUNT     PRINCIPAL OR
DESCRIPTION       INTEREST RATE     DATE            TERMS        PRIOR LIENS  OF MORTGAGES    OF MORTGAGES        INTEREST
----------------  -------------  -----------  -----------------  -----------  ------------  ----------------  ----------------
Market Square
  Mortgage(A)...      9.75   %     12/1/07    $ 1,619,435/month               1$80,422,449    $193,487,454
                                              $     149,424,467
                                                        Balloon
Market Square
  Buffer Loan
  (A)...........       n/a           n/a             n/a                       $46,285,606    $ 46,285,606
Other...........       n/a           n/a             n/a                                      $    479,726

RECOCILIATION OF MORTGAGE LOANS ON REAL ESTATE.
Balance at
  beginning
  of period.....                              $      --
  Additions
    during
    period:.....                                 240,252,786
  Deductions
    during
    period:.....                                     --
                                              -----------------
Balance at close
  of period.....                              $  240,252,786
                                              -----------------
                                              -----------------

COLUMN A
----------------
DESCRIPTION
----------------
Market Square
  Mortgage(A)...
Market Square
  Buffer Loan
  (A)...........
Other...........
RECOCILIATION OF
Balance at
  beginning
  of period.....
  Additions
    during
    period:.....
  Deductions
    during
    period:.....
Balance at close
  of period.....

(A) During January 1998 the Company acquired partnership interests in the partnership which owns Market Square. Upon consolidation of this property, these notes will be eliminated.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------

2.3        Agreement and Plan of Merger, dated as of November 7, 1996, among Cornerstone Properties, Inc.,
           CStone-Pittsburgh Trust, Frick Building, Inc., and Hexalon Real Estate, Inc., incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated December 12, 1996.

3.1(a)     Restated Articles of Incorporation of Cornerstone Properties, Inc., as of March 12, 1996, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
           1996.

3.1(b)     Certificate of Amendment of Restated Articles of Incorporation of the Company, dated October 27, 1997, incorporated by reference to Exhibit 4.2(b) of the Company's Registration Statement on Form S-3 filed
           March 2, 1998 (Registration Statement No. 333-47149).

3.5        Bylaws of Cornerstone Properties Inc., as amended as of December 8, 1995, incorporated by reference to
           Exhibit 3.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.1        Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 of the Company's
           Registration Statement on Form S-3 filed March 2, 1998 (Registration Statement No. 333-47149).

4.2        Certificate of Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights
           of 7% Cumulative Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 10.57 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.3        Certificate of Designations of the Voting Powers, Designation, Preferences and Relative Participating,
           Optional or Other Special Rights and Qualifications, Limitations and Restrictions of 8% Cumulative
           Convertible Preferred Stock of the Company, incorporated by reference to Exhibit 4.1 of the Company's
           Report on Form 8-K as of December 12, 1996.

4.4        Certificate of the Designations, Voting Powers, Preferences and Relative, Participating, Optional and
           Other Special Rights and Qualifications, Limitations and Restrictions of 8% Cumulative Convertible
           Preferred Stock, Series A, of Cornerstone Properties Inc., incorporated by reference to Exhibit 4.2 of the Company's Report on Form 8-K as of December 12, 1996.

10.35      Agreement of Sale and Purchase between 527 Madison Holdings as Seller and Cornerstone Properties, Inc.
           as Purchaser pertaining to 527 Madison Avenue, New York, incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated January 29, 1997.

10.36      Preferred Stock Purchase Agreement, dated as of November 22, 1996, between Cornerstone Properties,
           Inc., and the New York State Teachers' Retirement System, incorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K dated December 12, 1996.

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

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.39      Second Amendment to Third Amended and Restated Articles of Limited Partnership of 1700 Lincoln Limited,
           incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

10.56      Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone
           Properties, Inc., incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form
           10-K for the year ended December 31, 1995.

10.59      Credit Agreement, dated as of August 8, 1995, between ARICO America Realestate Investment Company and
           Deutsche Bank AG London, incorporated by reference to Exhibit 10.59 of the Company's Annual Report on
           Form 10-K for the year ended December 31, 1995.

10.60      Amended and Restated Mortgage and Security Agreement and Amended and Restated Note, dated as of April
           25, 1996, between CStone-New York, Inc. and The Northwestern Mutual Life Insurance Company,
           incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.61      Deed of Trust and Security Agreement, and Promissory Notes, dated July 23, 1996, made by 1700 Lincoln
           Limited with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company
           and American General Life Insurance Company, incorporated by reference to Exhibit 10.61 of the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.62      Letter Agreement dated December 5, 1996, with Deutsche Bank AG regarding the $32.5 million Term Loan, incorporated by reference to Exhibit 10.62 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.63      Convertible Promissory Note dated January 1, 1996 made by Cornerstone Properties, Inc., with Hines
           Colorado Limited in the amount of $12,925,976.48, incorporated by reference to Exhibit 10.63 of the
           Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.64      Stock Purchase Agreement between DIHC, as seller, and Cornerstone Properties Inc., as purchaser, dated as of August 18, 1997, incorporated by reference to Annex I to the Company's Proxy Statement on
           Schedule 14A, filed September 23, 1997.

10.65      Loan Purchase Agreement between PGGM, as seller, and Cornerstone Properties Inc., as purchaser, dated
           August 18, 1997, incorporated by reference to Annex II to the Company's Proxy Statement on Schedule
           14A, filed September 23, 1997.

10.66*     Assignment of Collateral (DIHC Atlanta, Inc.) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.67*     Promissory Note dated March 1, 1993, executed by DIHC Atlanta, Inc. ("Atlanta") in favor of DIHC
           Finance Corporation ("DIFCO") in the original principal amount of $25,000,000, as assigned to PGGM pursuant to that certain Assignment of Notes and Security Agreements dated as of August 13, 1997, executed by and between DIFCO and PGGM.

10.68*     Assignment of Collateral (DIHC Peachtree, Inc.) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.69*     Promissory Note dated March 1, 1993, executed by DIHC Peachtree, Inc. ("Peachtree") in favor of DIHC
           Finance Corporation (" DIFCO") in the original principal amount of $25,000,000, as assigned to PGGM pursuant to that certain Assignment of Notes and Security Agreements dated as of August 13, 1997, executed by and between DIFCO and PGGM.

10.70*     Assignment of Collateral (One Ninety One Peachtree Associates) dated as of October 27, 1997, executed by PGGM in favor of 191 Finance Associates, L.P., with Allonge.

10.71*     "A" Note dated as of February 1, 1988, executed by One Ninety One Peachtree Associates ("191") in favor of DIHC Finance Corporation ("DIFCO") in the original principal amount of $145,000,000.00, as assigned by DIFCO to PGGM pursuant to that certain Assignment of Loan Documents dated as of March 1, 1993, recorded in Deed Book 18244 at page 187, aforesaid records.

10.72*     Assignment of Collateral (DIHC Properties I, Inc.) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.73*     Amended and Restated Promissory Note dated as of November 1, 1994, executed by DIHC Properties I, Inc.
           ("DIHC I") in favor of PGGM in the principal amount of $33,310,304.78.

10.74*     Assignment of Collateral (TransCanal Properties, Inc.) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.75*     Amended and Restated Promissory Note dated as of December 31, 1994, executed by TransCanal Properties,
           Inc. ("TCP") in favor of PGGM in the principal amount of $7,061,864.65.

10.76*     Assignment of Collateral (Canal Center Properties, Inc.) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.77*     Second Amended and Restated Promissory Note dated as of December 31, 1994, executed by Canal Center
           Properties, Inc. ("CCP") in favor of PGGM in the principal amount of $17,963,440.81.

10.78*     Assignment of Collateral (Bryce Mountain, Inc) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.79*     Modified and Restated Note dated as of February 13, 1986, executed by Bryce Mountain, Inc. ("Bryce") in favor of PGGM in the principal amount of $42,000,000; as modified by that certain Second Modified and
           Restated Note dated as of December 1, 1987, as modified by that certain Third Amended and Restated
           Promissory Note dated as of December 31, 1994, in the principal amount of $9,001,126.41.

10.80*     Assignment of Collateral (DIHC Boylston Corporation) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.81*     Amended and Restated Promissory Note dated as of July 1, 1994, executed by DIHC Boylston Corporation
           ("Boylston") in favor of PGGM in the principal amount of $18,461,283.03.

10.82*     Assignment of Collateral (DIHC Boylston Back Bay Corporation) dated as of October 27, 1997, executed by
           PGGM in favor of Cornerstone, with Allonge.

10.83*     Promissory Note dated as of August 15, 1997, executed by DIHC Boylston Back Bay Corporation in favor of
           DIHC Finance Corporation ("DIFCO") in the original principal amount of $27,327,000.

10.84*     Assignment of Collateral (Five Hundred Boylston West Venture), dated as of October 27, 1997, executed by PGGM for the benefit of DIHC Boylston Associates, with Allonge.

10.85*     Amended and Restated "A" Note dated as of February 10, 1989, executed by Five Hundred Boylston West
           Venture ("500") in favor of DIHC Finance Corporation ("DIFCO") in the original principal amount of
           $153,650,000; as assigned from DIFCO to PGGM pursuant to that certain Assignment of "A" Note and First
           Mortgage and Security Agreement dated as of February 10, 1989, recorded in the Suffolk County Registry of Deeds Office, Boston, MA, in Book 15439 at page 37, and filed with the Suffolk Registry District of the Land Court as Document Number 449660.

10.86*     Assignment of Collateral (DIHC Berkeley Corporation) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.87*     Promissory Note dated as of December 31, 1994, executed by DIHC Berkeley Corporation ("Berkeley") in favor of PGGM in the original principal amount of $44,000,000.

10.88*     Assignment of Collateral (DIHC Berkeley Back Bay Corporation) dated as of October 27, 1997, executed by
           PGGM in favor of Cornerstone, with Allonge.

10.89*     Promissory Note dated as of August 15, 1997, executed by DIHC Berkeley Back Bay Corporation in favor of
           DIHC Finance Corporation ("DIFCO") in the original principal amount of $45,080,000.

10.90*     Assignment of Collateral (Charlotte Office Tower Associates "A") dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.91*     Modified and Restated "A" Note dated as of December 21, 1982, executed by Charlotte Office Tower
           Associates ("Charlotte") in favor of PGGM in the principal amount of $33,000,000, recorded in Deed Book
           4609 at page 841, in the Mecklenburg County, North Carolina Register of Deeds.

10.92*     Assignment of Collateral (Charlotte Office Tower Associates "B") dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.93*     Modified and Restated "B" Note dated as of December 21, 1982, executed by Charlotte Office Tower
           Associates ("Charlotte") in favor of PGGM in the principal amount of $8,196,549.27, recorded in Deed
           Book 4609 at page 876, in the Mecklenburg County, North Carolina Register of Deeds.

10.94*     Assignment of Collateral (Avenue Associates Limited Partnership) dated as of October 27, 1997, executed by PGGM in favor of Cornerstone, with Allonge.

10.95*     Promissory Note dated as of July 15, 1987, executed by Avenue Associates Limited Partnership ("AALP")
           in favor of DIHC Finance Corporation ("DIFCO") in the original principal amount of $188,491,750.

10.96*     Note and Collateral Agency Agreement, dated as of October 27, 1997, executed by and among Cornerstone, certain of its Subsidiaries, the Lenders, and PGGM, as Administrative Agent.

10.97*     Assignment of Promissory Note, dated as of October 27, 1997, executed by DIHC Finance Corporation in favor of Cornerstone.

10.98*     Promissory Note and Loan Agreement dated as of August 15, 1997, in the original principal amount of up to $41,900,000 with an initial outstanding principal amount of $38,900,000, made by Market Square
           Development Investors in favor of DIHC Finance Corporation.

10.99*     Promissory Note and Loan Agreement, dated as of January 30, 1998, from Market Square Development
           Investors in favor of Cornerstone Market Square LLC, in the original principal amount of $2,908,230.

10.100*    Second Amendment to One Ninety One Peachtree Associates Joint Venture Agreement, dated as of October
           27, 1997, executed by C-H Associates, Ltd. and DIHC Peachtree Associates.

10.101*    Five Hundred Boylston West Venture Amended and Restated Joint Venture Agreement, dated as of October
           27, 1997, executed by Boylston West 1986 Associates Limited Partnership and DIHC Boylston Associates.

10.102*    Two Twenty Two Berkeley Venture Amended and Restated Joint Venture Agreement, dated as of October 27,
           1997, executed by Hines 222 Berkeley Limited Partnership and DIHC Berkeley Associates.

10.103*    Second Amended and Restated Joint Venture Agreement of Market Square Development Investors, dated as of
           January 30, 1998, between Cornerstone Market Square LLC and DIHC Market Square, Inc.

10.104*    Amended and Restated Management and Leasing Agreement, dated as of October 27, 1997, executed by Five
           Hundred Boylston West Venture and Hines Interests Limited Partnership.

10.105*    Amended and Restated Management and Leasing Agreement, dated as of October 27, 1997, executed by Two
           Twenty Two Berkeley Venture and Hines Interests Limited Partnership.

10.106*    Real Estate Management and Leasing Agreement, dated as of March 1, 1997, by and among Charlotte Office
           Tower Associates and Trammell Crow SE, Inc.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.107*    Real Estate Management and Leasing Agreement, dated as of January 1, 1996, by and among TransCanal
           Properties, Inc. and Faison & Associates, Inc.

10.108*    Real Estate Management and Leasing Agreement, dated as of January 1, 1996, by and among Canal Center
           Properties, Inc. and Faison & Associates, Inc.

10.109*    Management Agreement evidenced by letter from DIHC Management Corporation to Concord Realty Advisors,
           Inc., dated as of July 15, 1997.

10.110*    Real Estate Management and Leasing Agreement, dated as of July 2, 1995, by and among DIHC Properties I,
           Inc. and CK Atlanta Office Management, Inc.

10.111*    Residential Management Agreement, dated as of July 15, 1987, by and among Avenue Associates Limited
           Partnership and Crow-Washington Office Management Company, Inc.

10.112*    Commercial Management Agreement, dated as of July 15, 1987, by and among Avenue Associates Limited
           Partnership and Crow-Washington Office Management Company, Inc.

10.113*    Management Agreement, dated as of February 1, 1988, by and among One Ninety One Peachtree Associates and C-H Management Associates.

10.114*    Leasing Agreement, dated as of February 1, 1988, by and among One Ninety One Peachtree Associates and
           C-H Leasing Associates.

10.115*    Operating Agreement of Cornerstone Market Square LLC, dated as of January 20, 1998.

10.116*    Real Estate Management and Leasing Agreement, dated as of January 1, 1996, by and among Bryce Mountain,
           Inc. and Faison & Associates, Inc.

10.117*    Redemption and Acquisition Agreement, dated as of October 27, 1997, executed by Market Square
           Development Investors, Dutch Institutional Holding Company, Inc., DIHC Market Square, Inc. and
           Cornerstone.

10.118*    Agreement of Limited Partnership of Cornerstone Properties Limited Partnership dated as of December 23,
           1997.

10.119*    Amended and Restated Revolving Credit and Guaranty Agreement dated as of January 20, 1998 among
           Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership (the "Borrowers"), the
           subsidiaries of the Borrowers (the "Guarantors"), the Lenders, Bankers Trust Company and The Chase
           Manhattan Bank.

10.120*    Contribution Agreement dated as of December 11, 1997, by and among Corporate 500-Phase I, Corporate
           500-Phase II and Cornerstone Properties Inc.

10.121*    Agreement of Sale and Purchase dated as of January 22, 1997, between 527 Madison Holdings and
           Cornerstone Properties Inc. pertaining to 527 Madison Avenue, New York, New York.

10.122*    Pledge of Cash Collateral Agreement dated as of February 13, 1997, by CStone-527 Madison, Inc. in favor of Bankers Trust Company.

10.123*    Note Modification Agreement dated as of February 13, 1997, by and between Bankers Trust Company and 527
           Madison Holdings.

10.124*    Loan Purchase Agreement as of December 31, 1997, by and between Trust Company of the West, as Trustee of TCW Realty Fund VA and TCW Realty Fund VB and Cornerstone Properties, Inc.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.125*    Loan Agreement, Mortgage and Note Modification Agreement dated as of December 31, 1997, by and between
           60 State Street Development Company Limited Partnership, John A. Pirovano, William A. Halsey and John
           Moody, as the Trustees of 60 State Street Trust, and Cornerstone Properties Inc.

12.1*      Statement of Computation of Earnings to Fixed Charges.

20.1       Stockholders' Agreement, dated as of November 22, 1996, by and among Cornerstone Properties, Inc., and the New York State Teachers' Retirement System together with any other purchasers of 8% Preferred
           Stock, incorporated by reference to Exhibit 20.1 of the Company's Report on Form 8-K as of December 12,
           1996, incorporated by reference to Exhibit 20.1 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1996.

20.2       Stockholders' Agreement, dated as of November 7, 1996, by and between Cornerstone Properties, Inc., and
           Hexalon Real Estate, Inc., and together with any other purchasers of 8% Preferred Stock, Series A, incorporated by reference to Exhibit 20.2 of the Company's Report on Form 8-K as of December 12, 1996,
           incorporated by reference to Exhibit 20.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

20.3       Registration Rights and Voting Agreement among PGGM, DIHC and Cornerstone Properties Inc., incorporated by reference to Annex III to the Company's Proxy Statement on Schedule 14A, filed September 23, 1997.

21*        List of Subsidiaries.

23*        Consent of Coopers & Lybrand L.L.P.

24.1*      Powers of Attorney.

27*        For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

------------------------

*   Filed herewith.