Form 10-Q
period 1998-03-31
CORNERSTONE PROPERTIES INC
filed 1998-05-15
CIK 702301

================================================================================

                                    FORM 10-Q

                       Securities and Exchange Commission
                              Washington, DC 20549

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________

                         Commission File Number 0-10421

                                   -----------

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

                                      10022
                                   (Zip Code)

                                 (212) 605-7100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of Each Exchange on which Registered:
--------------------                  ------------------------------------------
Common Stock, no par value            New York Stock Exchange
                                      Dusseldorf Stock Exchange
                                      Frankfurt Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Aggregate market value of registrant's voting Common Stock held by non-affiliates as of May 13, 1998: $1,838,668,277.

Number of shares of Common Stock outstanding as of May 13, 1998: 101,443,767.

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share amounts)

                                                       March 31,    December 31,
                                                         1998           1997
                                                      ----------    -----------
                                                     (Unaudited)

ASSETS

Investments, at cost:
 Land                                                 $  271,540    $   260,542
 Buildings, leasehold interests and improvements       1,687,673      1,559,085
 Mortgage notes receivable, inclusive of $12,741
  and $13,065 of unamortized premium                     242,093        240,253
 Equity in real estate joint venture                       4,140           --
 Deferred lease costs                                    131,180        127,645
                                                      ----------    -----------
                                                       2,336,626      2,187,525
 Less: Accumulated depreciation and amortization         240,572        229,652
                                                      ----------    -----------
  Total investments                                    2,096,054      1,957,873

Cash and cash equivalents                                 55,196         24,730
Restricted cash                                            5,524          1,903
Other deferred costs, net of accumulated
 amortization of $2,355 and $1,998                         5,765          5,728
Deferred tenant receivables                               41,636         38,531
Tenant and other receivables, net                          9,213          7,584
Notes receivable                                           1,287          1,652
Other assets                                               8,403         13,480
                                                      ----------    -----------
Total Assets                                          $2,223,078    $ 2,051,481
                                                      ==========    ===========

LIABILITIES

Long-term debt, inclusive of $10,878 and
 $11,209 of unamortized premium                       $  785,399    $   706,178
Credit facility                                             --          187,000
Accrued interest payable                                   6,341          4,134
Accrued real estate taxes payable                         18,956         13,401
Accounts payable and accrued expenses                     17,051         18,363
Unearned revenue and other liabilities                    15,475         10,986
                                                      ----------    -----------
Total Liabilities                                        843,222        940,062
                                                      ==========    ===========

MINORITY INTEREST

Minority Interest in operating partnership                10,319           --
Minority Interest in real estate joint ventures           15,115         15,420
                                                      ----------    -----------
Total Minority Interest                                   25,434         15,420

Redeemable Preferred Stock; 344,828 shares
 authorized; 0 shares issued and outstanding                --             --
                                                      ----------    -----------

STOCKHOLDERS' INVESTMENT
7% Cumulative Convertible Preferred Stock,
 $16.50 stated value; 15,000,000 shares authorized;
 3,030,303 shares issued and outstanding                  50,000         50,000
Common stock, no par value; 250,000,000 shares
 authorized; (1998-98,015,196; 1997-83,191,819)
 shares issued and outstanding
Paid-in capital                                        1,306,954      1,048,187
Deferred compensation                                     (2,532)        (2,188)
                                                      ----------    -----------
Total Stockholders' Investment                         1,354,422      1,095,999
                                                      ----------    -----------
Total Liabilities and Stockholders' Investment        $2,223,078    $ 2,051,481
                                                      ==========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months  Three Months
                                                      Ended         Ended
                                                     March 31,    March 31,
                                                      1998          1997
                                                    --------       --------

Revenues
 Office and parking rentals                         $ 75,183       $ 33,478
 Equity in loss of real estate joint venture            (925)          --
 Interest and other income                             7,298          1,509
                                                    --------       --------
  Total Revenues                                      81,556         34,987
                                                    --------       --------

Expenses
 Building operating expenses                          17,089          7,375
 Real estate taxes                                    11,177          5,663
 Interest expense                                     15,915          7,637
 Depreciation and amortization                        10,645          6,662
 General and administrative                            2,586          1,637
                                                    --------       --------
  Total Expenses                                      57,412         28,974
                                                    --------       --------
                                                      24,144          6,013
                                                    --------       --------
Other income (expenses)
 Loss on sale of land                                   (212)          --
 Minority interest                                    (1,178)          (476)
 Net gain on interest rate swaps                       --                99
                                                    --------       --------
Income before extraordinary item                      22,754          5,636

Extraordinary loss                                     --               (26)
                                                    --------       --------

Net income                                          $ 22,754       $  5,610
                                                    ========       ========

Income applicable to preferred stock                $   (875)      $ (4,205)
                                                    ========       ========

Net income applicable to common stock               $ 21,879       $  1,405
                                                    ========       ========

Income before extraordinary item per common share   $   0.24       $   0.07
                                                    ========       ========

Extraordinary loss per common share                 $  --          $   --
                                                    ========       ========

Basic net income per common share                   $   0.24       $   0.07
                                                    ========       ========

Diluted net income per common share                 $   0.23       $   0.07
                                                    ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                            Three Months      Three Months
                                                               Ended             Ended
                                                             March 31,         March 31,
                                                               1998              1997
                                                             ---------         ---------
Cash flows from operating activities:
 Net income                                                  $  22,754         $   5,610
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                10,689             6,780
   Deferred compensation amortization                              233               147
   Share of net loss in real estate joint venture                  925              --
   Net gain on interest rate swap                                 --                 (99)
   Extraordinary loss                                             --                  26
   Unbilled rental revenue                                      (2,950)             (389)
   Increase in accrued interest payable                          2,207               510
   Minority interest share of income                             1,178               476
   Loss on sale of land                                            212              --
   Decrease (increase) in tenant and other receivables
    and other assets                                             1,157            (4,672)
   Increase in accounts payable, accrued expenses
    and other liabilities                                        8,024             4,101
                                                             ---------         ---------
   Total adjustments                                            21,675             6,880
                                                             ---------         ---------
   Net cash provided by operating activities                    44,429            12,490
                                                             ---------         ---------

Cash flows from investing activities:
 Additions to investment property                             (140,179)          (69,923)
 Repayment of notes receivable                                     365               220
 Investments in and advances to real estate joint ventures      (5,065)             --
 Proceeds from land sale                                        18,790              --
                                                             ---------         ---------
   Net cash used in investing activities                      (126,089)          (69,703)
                                                             ---------         ---------

Cash flows from financing activities:
 Proceeds from common stock offering                           262,344              --
 Borrowings under mortgage loans                                80,000              --
 Repayments under credit facility                             (187,000)             --
 Repayment of term loan                                           --             (32,500)
 Repayments under mortgage loans                                  (448)             (271)
 Proceeds from dividend reinvestment plan                        2,010             3,717
 Net payments for swap terminations and prepayment costs          --                (188)
 Increase in restricted cash                                    (3,621)           (2,849)
 Stock and debt issuance costs                                 (14,516)             (975)
 Distributions to minority partners                             (1,593)             (418)
 Distributions to preferred stockholders                          --              (3,330)
 Distributions to common stockholders                          (25,050)          (12,366)
                                                             ---------         ---------
   Net cash provided by (used in) financing activities         112,126           (49,180)
                                                             ---------         ---------
Increase (decrease) in cash and cash equivalents                30,466          (106,393)
Cash and cash equivalents, beginning of period                  24,730           114,803
                                                             ---------         ---------
Cash and cash equivalents, end of period                     $  55,196         $   8,410
                                                             =========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of the Company's Business

      Cornerstone Properties Inc. is a self-advised equity real estate investment trust ("REIT"). On January 20, 1998, Cornerstone Properties Inc. formed Cornerstone Properties Limited Partnership, an umbrella partnership REIT ("UPREIT" or "Operating Partnership") in which it has the sole general partnership and limited partnership interests. As part of the UPREIT formation, substantially all of Cornerstone Properties Inc.'s interests in the Properties were transferred to the Operating Partnership, a Delaware limited partnership. Cornerstone Properties Inc. owns directly or indirectly (through its wholly-owned REIT subsidiary, CORPRO Real Estate Management, Inc.) 99.17% of the outstanding units of partnership interest ("UPREIT units") in the Operating Partnership (excluding certain preferred units owned by Cornerstone Properties Inc.). Cornerstone Properties Inc. and the Operating Partnership are collectively referred to as "Cornerstone" or the "Company". The Company owns interests in 19 Class A office properties ("Properties") encompassing approximately 11 million rentable square feet.

General

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month period presented have been included. Results for the three months ended March 31, 1998 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Principles of Consolidation

      The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiary and controlled partnerships. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), Two Twenty Two Berkeley Venture ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and One Ninety One Peachtree Associates ("191 Peachtree") have been consolidated because Cornerstone has a majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Held for Sale

      Included in Investments is the Frick Building located in Pittsburgh, PA, which was held for sale by the Company as of January 1, 1998. The property is valued at approximately $27.4 million, which is reflected at the lower of the carrying amount or fair value less cost to sell.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the March 31, 1998 financial statement presentation.

Minority Interest

      Minority Interest in operating partnership relates to the interest in the Operating Partnership that is not owned by the Company, which currently amounts to .83%. Income is allocated to the minority interest based on the weighted average percentage ownership through the year. Persons contributing assets to the Operating Partnership received UPREIT Units. The Operating Partnership will, at the request of a Unitholder, be obligated to redeem each UPREIT Unit held by such Unitholder for, at the option of the Company, (i) one share of the Company's common stock (the "Common Stock") or (ii) cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of March 31, 1998, the number of issued and outstanding UPREIT Units held by Unitholders other than the Company was 822,794 (.83%) and as of such date, no UPREIT Units have been exchanged for shares of Common Stock.

      Minority Interest in real estate joint ventures represents the Company's partner's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston and 191 Peachtree. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership agreements. Realizability of the debit balances is continually monitored by analyzing pro forma sales proceeds calculations, whose terms are specified in the respective partnership agreements.

Recently Issued Accounting Standards

      During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

      SOP 98-5 requires that certain costs incurred in conjunction with start-up activities should be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

      Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and did not have a material impact on the Company's financial statements.

      During the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The adoption of SFAS 130 did not have a significant impact on the Company's financial statements.

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

2. PROPERTIES

      The following table summarizes Cornerstone's interest in real estate investments at March 31, 1998:

                                                       Completed/   Net Rentable            Ownership
Property                          Location              Acquired    square feet   % Leased   Interest  Notes
--------                          --------              --------    -----------   --------   --------  -----
One Norwest Center .....  Denver, Colorado                    1983   1,188,000       99%       100%
Norwest Center .........  Minneapolis, Minnesota              1988   1,118,000       98%        50%        A
Washington Mutual
  Tower ................  Seattle, Washington                 1988   1,155,000       99%        50%        B
125 Summer Street ......  Boston, Massachusetts          1989/1995     464,000       99%       100%
Tower 56 ...............  New York, New York             1983/1996     162,000      100%       100%        C
One Lincoln Centre .....  Oakbrook Terrace, Illinois     1986/1996     297,000       96%       100%
The Frick Building .....  Pittsburgh, Pennsylvania       1902/1996     341,000       89%       100%
527 Madison Avenue .....  New York, New York             1986/1997     216,000      100%       100%
191 Peachtree Street ...  Atlanta, Georgia               1991/1997   1,221,000       96%        80%      D,E
Market Square ..........  Washington, D.C.               1990/1997     689,000       96%        59%        F
500 Boylston Street ....  Boston, Massachusetts          1988/1997     715,000      100%      91.5%        G
222 Berkeley Street ....  Boston, Massachusetts          1991/1997     531,000      100%      91.5%        G
Charlotte Plaza ........  Charlotte, North Carolina      1982/1997     613,000       98%       100%
200 Galleria ...........  Atlanta, Georgia               1985/1997     433,000       95%       100%
11 Canal Center ........  Alexandria, Virginia           1986/1997      70,000       97%       100%
99 Canal Center ........  Alexandria, Virginia           1986/1997     138,000       99%       100%
TransPotomac Plaza 5 ...  Alexandria, Virginia           1983/1997      96,000       89%       100%
Sixty State Street .....  Boston, Massachusetts          1979/1997     823,000       98%       100%      H,I
Corporate 500
  Centre ...............  Deerfield, Illinois         1986-90/1998     679,000       98%       100%        J

--------

(A) While the Company's stated interest in the partnership that owns Norwest Center is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 1998, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 81.5%.

(B) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 1998, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(C) On January 5, 1998, the Company purchased the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. All cash flow and the residual value of Tower 56 will now inure to the Company.

(D) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80%, its economic interest is significantly larger because it has acquired the first mortgage note on the Property in the amount of $145 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In addition, in 1997, the partner in the transaction, CH Associates, Ltd., received an annual incentive distribution of $250,000, which it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

(E) The partnership that owns 191 Peachtree Street has a ground lease agreement for a portion of the land upon which the project has been constructed. The agreement requires annual payments of $5,000 through January 31, 1998, $45,000 through January 31, 2002 and $75,000 through January 31, 2008. Thereafter, the annual rent increases $2,500 per year until the expiration date of January 31, 2087. The partnership records ground rental expense relating to this agreement on a straight-line basis. The ground lease is renewable for an additional 99 years.

(F) In January 1998, the Company acquired partnership interests with a stated interest of approximately 59% in the partnerships that own Market Square, with the option to purchase an additional 1%. The Company's economic interest is significantly larger because it has acquired the first mortgage note on the Property in the amount of $181 million, which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $46.2 million, which accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage. During the three months ended March 31, 1998, the Company received 100% of the cash flow from the Property.

(G) Distributions of cash flow and sales and refinancing proceeds are shared in proportion to the Company's 91.5% partnership interest and Hines Interests Limited Partnership's and/or its affiliates' ("Hines") 8.5% partnership interest.

(H) On December 31, 1997, Cornerstone purchased the second mortgage on Sixty State Street located in the heart of Boston's Central Business District. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) will inure to the Company. The Company will control all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million. The $78.4 million first mortgage on the Property has been recorded by the Company as an $89.6 million liability due to its above-market interest rate. Cornerstone will account for the transaction as an equity investment in real estate.

(I) The second mortgage, which the Company holds, relates only to the improvements on Sixty State Street in Boston. The ground under Sixty State Street is leased to the leasehold owner, Marshall Field, through December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

(J) On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. Constructed between 1986 and 1990, Corporate 500 Centre consists of four Class A office buildings, comprising approximately 680,000 rentable square feet. The total purchase price of the Property was approximately $150 million, approximately $15 million of which was paid in UPREIT Units priced at $18.50 per unit. The Company financed a portion of the costs to acquire the Property with an $80 million mortgage loan from Bankers Trust Company at an interest rate of LIBOR plus 100 basis points. The mortgage loan will mature on July 20, 2002. The Company has also entered into an interest rate swap agreement with Bankers Trust Company that has effectively fixed the interest rate on the mortgage loan at 6.63%. This swap is considered a hedge for federal income tax purposes.

On March 31, 1998, the Dearborn Land, an undeveloped parcel of land in Chicago that was acquired in October 1997 along with nine Class A office properties from Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM") and Dutch Institutional Holding Company, Inc. ("DIHC"), was sold for gross proceeds of approximately $18,790,000, resulting in a loss of $212,228.

3. EQUITY IN REAL ESTATE JOINT VENTURE

      During January 1998, the Company purchased a 99% interest in Market Square Development Investors ("MSDI"). MSDI owns an 85.71% interest in Market Square Associates ("MSA"), which owns a 70% interest in Avenue Associates Limited Partnership ("AALP"). AALP owns and operates Market Square. The Company's investment is accounted for under the equity method. The following table provides summary level balance sheet and income and expense information as of March 31, 1998 and for the three months ended March 31, 1998, respectively, for the MSA entity (in thousands):

                                                         1998
                                                       --------
Total Assets, primarily investments in real estate     $175,431
Total Liabilities, primarily notes payable              232,402
Revenues, primarily office and parking rentals            6,935
Net Loss                                                 (2,111)

      The amount recorded as equity in loss of real estate joint venture includes the net loss of MSA from January 30, 1998 through March 31, 1998, plus adjustments for straight-line rent and interest expense.

4. LONG-TERM DEBT

      The following table sets forth certain information regarding the consolidated debt obligations of the Company as of March 31, 1998, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities.

                                                                  Maturity         Prepayment
Property                        Amortization     Interest Rate      Date           Provisions       3/31/98       12/31/97
--------                        ------------     -------------      ----           ----------       -------       --------
Convertible Promissory
  Note due 2001(A) ..........  Interest only       8.11% max(B)   Jan-2001       Not prepayable  $ 12,926,000  $ 12,926,000
One Norwest Center ..........  30 year             7.50           Aug-2001       (C)               96,538,000    96,780,000
Norwest Center ..............  Interest only       8.74           Dec-2005       Not prepayable   110,000,000   110,000,000
Washington Mutual Tower .....  Interest only       7.53           Nov-2005       (D)               79,100,000    79,100,000
125 Summer Street ...........  Interest only(E)    7.20           Jan-2003       (F)               50,000,000    50,000,000
Tower 56 ....................  30 year             7.67           May-2003       (G)               17,693,000    17,742,000
TransPotomac Plaza 5 and
  Charlotte Plaza(H) ........  Interest only       7.28           Oct-2000       Not prepayable    65,000,000    65,000,000
527 Madison Avenue and
  One Lincoln Centre(H) .....  Interest only       7.47           Oct-2004       Not prepayable    65,000,000    65,000,000
Market Square(I) and 200
  Galleria(H) ...............  Interest only       7.54           Oct-2007       Not prepayable   120,000,000   120,000,000
Sixty State Street(J) .......  30 year             6.84           Jan-2005       (K)               89,142,000    89,630,000
Corporate 500 Centre ........  Interest only       6.63(L)        Jul-2002       Prepayable        80,000,000       --
                                                                                                 --------------------------
                                                                                                 $785,399,000  $706,178,000

------------
(A) The lender, Hines, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then-existing share price.

(B)   Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(C) No prepayment until July 24, 1998. From July 24, 1998 through July 23, 2000, the prepayment fee is the greater of 1% of the outstanding principal balance or Treasury Yield Maintenance (as defined). Beginning July 24, 2000, the prepayment fee is Treasury Yield Maintenance. The loan may be repaid at par during the last 90 days of the loan.

(D) No prepayment rights through September 30, 1998. Prepayable thereafter, with a prepayment fee equal to the greater of: (1) 1.0% of the outstanding principal balance or (2) Treasury Yield Maintenance (as defined). Prepayment without fee for the six months prior to the maturity date.

(E) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

(F) Beginning July 1, 1999, the prepayment fee is the greater of Treasury Yield Maintenance (as defined) or 1% of the outstanding principal balance. Prepayment without fee on or after three months prior to maturity date.

(G) Open to prepayment after December 31, 1999, with a prepayment fee equal to the greater of 1.0% of the principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee during the three months prior to the maturity date.

(H) The four notes arising from the acquisition of several properties from DIHC are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(I) The collateral for this loan is a pledge of the $181 million first mortgage loan on Market Square which the Company purchased from PGGM.

(J) While the face amount of the loan is $78,420,000, because the interest rate is 9.5%, the Company has recorded the debt at $89,630,000, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.84%.

(K) Beginning February 1, 2000, the prepayment fee is equal to the greater of 2% of the outstanding principal balance or Treasury Yield Maintenance (as defined). The 2% maximum is reduced by 0.25% per annum thereafter until it reaches 1%. The loan is prepayable during the last 90 days.

(L) The interest rate on the loan is LIBOR plus 100 basis points. However, the Company has entered into an interest rate swap with Bankers Trust Company that effectively fixes the interest rate at 6.63%.

      Since most of the long term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

5. CREDIT FACILITY

      The Company has a $350 million Revolving Credit Facility with Bankers Trust Company and The Chase Manhattan Bank for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The line of credit expires on October 27, 2000. As of March 31, 1998, none of the credit line was outstanding. The line of credit contains certain restrictive covenants including; (i) a limitation on the Company's dividend to 90% of funds from operations and 110% of cash available for distribution; (ii) total liabilities to total property asset value cannot exceed 55%; (iii) adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) fixed charge coverage may not be less than 1.75 to 1.00; and (v) total property asset value to secured indebtedness may not be less than 2.50 to 1.00.

6. STOCKHOLDERS' INVESTMENT

      The 7% Cumulative Convertible Preferred Stock is convertible into Common Stock at $16.50 per share at any time after August 4, 2000.

      On April 21, 1997, Cornerstone completed its initial public offering ("IPO") in the United States of 16.1 million shares of Common Stock at a price of $14 per share. The Company received net proceeds of approximately $207.8 million ($225.4 million gross proceeds less an underwriting discount of approximately $14.1 million and expenses of approximately $3.5 million).

      On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million ($262,343,750 gross proceeds less an underwriting discount of $13,728,125 and expenses of approximately $750,000). The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility and for working capital purposes.

      The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of March 31, 1998:

Stock Options

                        Options       Exercise
                        Granted         Price                          Options     Options
   Date of Grant    (No. of shares)  (per share)      Vesting        Exercisable  Exercised
   -------------    ---------------  -----------      -------        -----------  ---------
June, 1995........      787,500        $14.30     20%/yr, 10yr term    304,500     10,500
March, 1997.......      880,000        $14.50     20%/yr, 10yr term          0          0
November, 1997....       70,000        $18.44     20%/yr, 10yr term          0          0
February, 1998....       70,000        $18.13     20%/yr, 10yr term          0          0
March, 1998.......      200,000        $18.25     20%/yr, 10yr term          0          0

Restricted Stock Grants

                 Shares Granted   Value at Grant
 Date of Grant  (No. of shares)  Date (per share)          Vesting(A)
 -------------  ---------------  ----------------          ----------

August, 1995        167,622           $14.30       The grant will fully vest
                                                   with respect to 13.333% on
                                                   June 30, 1996, 1997, 1998,
                                                   1999 and with respect to
                                                   46.668% on June 30, 2000.
March, 1997         100,000           $16.38       The grant will fully vest
                                                   with respect to 13.333% on
                                                   June 30, 1998, 1999, 2000,
                                                   2001 and with respect to
                                                   46.668% on June 30, 2002.
November, 1997       12,500           $18.44       The grant will fully vest
                                                   with respect to 13.333% on
                                                   June 30, 1998, 1999, 2000,
                                                   2001 and with respect to
                                                   46.668% on June 30, 2002.
March, 1998          12,500           $18.13       The grant will fully vest
                                                   with respect to 13.333% on
                                                   March 15, 1999, 2000, 2001,
                                                   2002 and with respect to
                                                   46.668% on March 15, 2003.
March, 1998          19,178           $18.25       The grant will fully vest
                                                   with respect to 13.333% on
                                                   March 15, 1999, 2000, 2001,
                                                   2002 and with respect to
                                                   46.668% on March 15, 2003.

--------

(A) Deferred compensation of approximately $4,842,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.

7. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

      A cash dividend and unitholder distribution of $0.30 per share was declared for the first quarter of 1998 and paid on February 27, 1998, to Common Stockholders and Unitholders of record as of January 30, 1998.

8. NET INCOME PER COMMON SHARE

      The table below sets forth the calculation of net income per common share for the three months ended March 31, 1998 and 1997 (Dollar amounts in thousands, except per share amounts):

                                          March 31,1998         March 31, 1997
                                        -----------------     -----------------
                                         Basic    Diluted      Basic    Diluted
                                        -----------------     -----------------
Proceeds upon exercise of options       $  --     $30,081     $  --     $11,261
Market price of shares
 average for the respective period $ -- $ 18.43 $ -- $ 15.97 Treasury shares that could be
 repurchased (options)                     --       1,632        --         705
Option shares outstanding                  --       1,997        --         788
Weighted common stock equivalent
 shares (Excess shares under option
 over Treasury shares that could be
 repurchased)                              --         363        --          82
Weighted average common shares
 outstanding                             92,802    92,802      20,789    20,789
                                        -----------------     -----------------
Adjusted weighted average common
 shares outstanding                      92,802    93,165      20,789    20,872

Net income for the period               $22,754   $22,754     $ 5,610   $ 5,610
Income applicable to
 preferred stock                        $  (875)  $  (875)    $(4,205)  $(4,205)
                                        -----------------     -----------------
Net income available to
 common shares                          $21,879   $21,879     $ 1,405   $ 1,405
Income per common share                 $  0.24   $  0.23     $  0.07   $  0.07

9. SUBSEQUENT EVENTS

      On April 28, 1998, the Company purchased One Memorial Drive, a 353,000 square foot office tower in Cambridge, Massachusetts for a total purchase price of $112,500,000. Consideration for the acquisition included 3,428,571 shares of Common Stock, 1,542,857 UPREIT units and $25,500,000 of cash.

      On April 29, 1998, the Company sold the Frick Building in Pittsburgh, PA, for approximately $27.4 million.

Item 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Consolidation

Cornerstone's principal source of income is rental revenues received through its investment in twelve fee simple properties, six real estate partnerships and one mortgage. NWC Limited Partnership, Third and University Limited Partnership, One Ninety One Peachtree Associates, Two Twenty Two Berkeley Venture and Five Hundred Boylston West Venture have been consolidated because Cornerstone has a majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. The Company has accounted for its investment in Market Square Associates using the equity method because it does not have sufficient control of the day to day operations of the partnership.

Property Results

For the three months ended March 31, 1998 and 1997, property results can be summarized as follows (000's):

                                     For the three    For the three
                                      months ended     months ended
                                     March 31, 1998   March 31, 1997
                                        (000's)          (000's)
--------------------------------------------------------------------------------
Office and Parking Rentals              $75,183         $33,478

Less:
  Building Operating Expenses            17,089           7,375
  Real Estate Taxes                      11,177           5,663
  Depreciation and Amortization          10,645           6,662
                                        -------         -------
Total Operating Expenses                 38,911          19,700
                                        -------         -------
Total Property Income                   $36,272         $13,778
                                        =======         =======

The increase in property income for the three months ended March 31, 1998 as compared to the same period in 1997 of $22.5 million was due to the additional revenues derived from 11 properties acquired since March 31, 1997 ($22.0 million), and an increase in revenues from 527 Madison Avenue because it was purchased in February 1997 ($0.7 million). These increases were offset by a slight reduction in property income at the existing properties ($0.2 million).

Equity in Loss of Real Estate Joint Venture

The equity in loss of real estate joint venture of $0.9 million in the first quarter of 1998 was due to the acquisition of the partnership interest in Market Square in January 1998.

Interest and Other Income

Interest and other income increased to $7,298,000 for the three months ended March 31, 1998 from $1,509,000 for the three months ended March 31, 1997. These amounts primarily consist of interest earned from mortgage note receivable, short-term investments, note receivable from partner and income from advisory contracts in 1997. The increase was due to the purchase of the mortgage note on Market Square in late 1997 ($5.3 million), an increase in management and other income ($1.1 million), and lease cancellation payments ($0.1 million). These amounts were offset by a reduction in interest income on short-term investments due to the Company having excess cash from its preferred stock placement that occurred in late 1996 ($0.5 million), and a reduction due to the expiration of certain advisory contracts in 1997 ($0.2 million).

Interest Expense

Interest expense incurred by Cornerstone relating to its financing activities was $15,915,000 and $7,637,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest expense was due to the interest expense on the purchase money loans from the DIHC transaction ($4.4 million), an increase in interest expense on the Revolving Credit Facility ($1.6 million), an increase in amortization of deferred financing costs ($0.2 million), interest on the Sixty State Street loan ($1.5 million), and interest on the Corporate 500 Centre loan ($0.9 million). These increases were offset by the Term Loan interest in the first quarter of 1997, as discussed below ($0.4 million).

Interest Rate Swaps

The Company currently has an $80.0 million interest rate swap outstanding to protect it from interest rate fluctuations which could affect its floating rate debt on Corporate 500 Centre. The swap effectively fixes the interest rate on the $80.0 million loan at 6.63% through its maturity in July 2002. The swap is a hedge for federal income tax purposes.

General and Administrative Expenses

The aggregate amount of Cornerstone's general and administrative expenses have increased to $2,586,000 for the three months ended March 31, 1998 from $1,637,000 for the three months ended March 31, 1997. The increase in 1998 from 1997 of $0.9 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twelve-month period.

Loss on Sale on Land

On March 31, 1998, the Dearborn Land, an undeveloped parcel of land in Chicago that was acquired in October 1997 along with nine Class A office properties from Stichting Pensioenfonds Voor de Gezeondheid Geestelijke en Maatschappelijke Belangen ("PGGM") and Dutch Institutional Holding Company, Inc. ("DIHC"), was sold for gross proceeds of approximately $18,790,000, resulting in a loss of $212,228.

Minority Interest

The increase in minority interest to $1.2 million from $476,000 is due to the allocation of income to the UPREIT unitholders and the purchase of the partnership interests in 500 Boylston Street, 222 Berkeley Street and 191 Peachtree Street.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow (000's)

Cash flow provided by             For the three                For the three
(used in):                 months ended March 31, 1998  months ended March 31, 1997
-----------------------------------------------------------------------------------
Operating activities               $  44,429                     $ 12,490
Investing activities                (126,089)                     (69,703)
Financing activities                 112,126                      (49,180)
Earnings to fixed charges
 ratio                                  2.30                         1.12

Cash provided by operating activities increased to $44,429,000 for the three months ended March 31, 1998 from $12,490,000 for the three months ended March 31, 1997. The increase is due to the cash flows from the interests in 11 properties acquired since the end of the first quarter of 1997.

Cash used in investing activities increased to $126,089,000 for the three months ended March 31, 1998 from $69,703,000 for the three months ended March 31, 1997 due to the acquisition of Corporate 500 Centre for approximately $135.0 million (net of UPREIT Units), the acquisition of the partnership interest in Market Square for $5.1 million and other property additions of approximately $4.8 million. These investments were partially offset by the $18.8 million in proceeds from the sale of the Dearborn Land. During 1997, the Company invested approximately $67.0 million in 527 Madison Avenue and approximately $2.7 million in other property investments.

Cash provided by financing activities increased to $112,126,000 for the three months ended March 31, 1998 as compared to cash used in financing activities of $49,180,000 as of March 31, 1997. The increase was mainly due to the secondary offering proceeds of $262.3 million and an increase in mortgage borrowings of $80.0 million. These amounts were offset by an increase in loan repayments of $154.5 million, an increase in stock and debt issuance costs of $13.5 million, an increase in dividends paid of $9.4 million, an increase in distributions to minority partners of $1.2 million and other adjustments of $2.4 million.

The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.30 times at March 31, 1998 from 1.12 times at March 31, 1997 due to the substantial reduction of the Company's leverage ratio and the conversion of the 8% preferred shares into common stock.

Funds From Operations

The Company calculates Funds from Operations ("FFO") based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, after adjustments for unconsolidated joint ventures. The Company has adjusted 1997 FFO by the net gain on interest rate swap due to the non-cash nature of this item.

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

The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. For cash flows from operating, financing and investing activities, see the Condensed Consolidated Statements of Cash Flows included in the Condensed Consolidated Financial Statements which are part of this report.

The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for the three months ended March 31, 1998 and 1997 is an an increase of approximately $3,146,000 and $280,0000, respectively, for free and deferred rental income (after adjustment for minority interest).

The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three month period ended March 31, 1998 and 1997, respectively (in thousands):

                                             Funds From Operations(A)
                                             ---------------------

                                         Three Months       Three Months
                                            Ended              Ended
                                           March 31,          March 31,
                                             1998               1997
                                             ----               ----

Net income                                $22,754             $ 5,610

NAREIT Adjustments:
   Depreciation and amortization(B)        10,645               6,664
   Realized/Unrealized gain on swaps            0                 (99)
   Minority adjustments                      (467)               (370)
   Unconsolidated Depreciation                863                   0
   Loss on land sale                          212                   0
   Extraordinary Losses/Swap Losses             0                  26

Other Adjustments:
   Amortization on rent notes                 368                 220
                                             ----                 ---
Funds From Operations                      34,475              12,051
                                          -------             -------

Minority Interest Allocated to
  Unitholders                                 136                   0
Accrued Preferred Dividend                   (875)             (4,205)
                                          -------             -------

Funds From Operations
Available For Common Shares               $33,636             $ 7,846
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

The increase in FFO for the three months ended March 31, 1998 as compared to the same period in 1997 is due to the acquisition of interests in 11 properties since the end of the first quarter of 1997.

The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Capital Stock Transactions

On January 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $3,717,000 and issued an additional 243,907 shares of common stock to stockholders.

On April 21, 1997, the Company received $225,400,000 gross proceeds from the public placement of 16,100,000 new shares of common stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the DIHC Portfolio.

On April 30, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.2 million and issued an additional 141,733 shares of common stock to stockholders.

On July 25, 1997, the 1,148,276 shares of Redeemable Preferred stock outstanding at the time were converted into 11,482,760 common shares. The contractual conversion was based upon meeting a $16.00 twenty-day average common share price.

On July 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.6 million and issued an additional 175,796 shares of common stock to stockholders.

On October 27, 1997, the Company increased the authorized shares from 115,000,000 shares of capital stock, without par value, to 265,000,000 shares of capital stock, without par value, of which 15,000,000 shares were preferred stock and 250,000,000 shares were common stock.

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

On February 27, 1998, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2,010,000 and issued an additional 109,007 shares of common stock to stockholders.

On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247,866,000 ($262,343,750 gross proceeds less an underwriting discount of $13,728,125 and expenses of approximately $750,000). The net proceeds were used to repay the Company's acquisition line of credit and for working capital purposes.

Mortgage Indebtedness

On October 27, 1997, the Company entered into four mortgage loans with PGGM and its wholly-owned subsidiary DIHC (together "PGGM") as purchase money financing for the DIHC Portfolio. The mortgages, which are cross-collateralized, encumber TransPotomac Plaza 5, Charlotte Plaza, 527 Madison Avenue, One Lincoln Centre, 200 Galleria and the first mortgage note on Market Square. These mortgages total $250.0 million and are interest only with no prepayment rights.

The first loan is a $10.0 million note at 7.28% interest; the interest rate on the loan increased to 7.28% upon the sale of the Dearborn Land, which occurred on March 31, 1998. The loan matures in October 2000.

The second note is a $55.0 million note at 7.28% interest, which matures in October 2000. Upon repayment of this note and the $10.0 million note described above, PGGM will release the liens on TransPotomac Plaza 5 and Charlotte Plaza.

The third note is a $65.0 million note at 7.47% interest, which matures in October 2004. Upon repayment of this note, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre.

The fourth note is a $120.0 million note at 7.54% interest, which is due in October 2007. Upon repayment of this note, PGGM will release the liens on Market Square and 200 Galleria.

On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston, MA; this mortgage is consolidated on the Company's balance sheet. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 9.5%. While the face amount of the second mortgage is $78.4 million, because the interest rate is 9.5%, the Company has recorded the debt at $89.6 million, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.84%.

On January 28, 1998, the Company entered into an $80.0 million first mortgage on Corporate 500 Centre with Bankers Trust Company. The loan bears interest at a rate of LIBOR plus 1.0% and matures in July 2002. The interest rate on the loan is fixed at 6.63% through an interest rate swap with Bankers Trust Company.

Other Indebtedness

On August 8, 1995, the existing $32.5 million loan was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5%. The term loan had a $32.5 million balance at December 31, 1996. The loan was prepaid on March 18, 1997, since, under its terms, it was required to be prepaid upon Cornerstone's initial public offering ("IPO") in the United States. The Company has no long-term debt maturing until 2000.

On October 27, 1997, the Company entered into a three-year, $350.0 million acquisition line of credit syndicated by Bankers Trust Company and The Chase Manhattan Bank. The line bears interest at a rate of LIBOR plus 1.10% to 1.40% depending on the Company's then current leverage ratio. There were no borrowings outstanding at March 31, 1998. The line is also available for the issuance of standby letters of credit.

Stockholders' and Unitholders' Distributions

Cornerstone intends to distribute at least 95% of its taxable income to maintain its qualification as a REIT. The Company anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company paid distributions of $0.30 per share to all stockholders and unitholders on February 27, 1998 (to stockholders and unitholders of record as of January 30, 1998). The Company declared a dividend of $0.30 per common share, payable to all stockholders and unitholders of record as of April 30, 1998 on May 29, 1998.

At the present time, the Company is current in the payment of all preferred dividends.

Liquidity

At March 31, 1998, the Company had $55,196,000 in cash and cash equivalents and $5,524,000 in restricted cash. Restricted cash is being held by the Mortgage Servicer for the One Norwest Center and Washington Mutual Tower mortgage loans. Cornerstone also had available $350.0 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

Other Matters

The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. A majority of the Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. The new software is expected to be installed by the fourth quarter of 1998. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position, results of operations and liquidity of the Company.

During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. In addition, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

SOP 98-5 requires that certain costs incurred in conjunction with start-up activities should be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. EITF 97-11 was adopted during the first quarter of fiscal 1998 and did not have a material impact on the Company's financial statements.

During the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The adoption of SFAS 130 did not have a significant impact on the Company's financial statements.

Subsequent Events

On April 28, 1998, the Company purchased One Memorial Drive, a 353,000 square foot office tower in Cambridge, Massachusetts for a total purchase price of $112,500,000. Consideration for the acquisition included 3,428,571 shares of Common Stock, 1,657,426 UPREIT Units and $25,500,000 of cash.

On April 29, 1998, the Company sold the Frick Building in Pittsburgh, PA, for approximately $27.4 million.

                           PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 5, 1998, the Company purchased the remaining participation rights in the cash flow and residual value of Tower 56 from the previous participants for 307,692 shares of Common Stock. At the time of the sale, such shares of Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were offered and sold to the foregoing shareholders in a private offering pursuant to Section 4(2) of the Securities Act. Pursuant to their rights under a registration rights agreement between each of these shareholders and the Company, these shares were registered under a shelf registration statement on Form S-F (Registration No. 333-47149) which became effective on March 10, 1998.

On February 27, 1998, through a dividend reinvestment plan available to all German shareholders, the Company issued 109,007 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $2,010,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      1)    Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges

      2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule

      3)    Exhibit 99.1: Supplemental Information to Quarterly Earnings Release

(b) Reports on Form 8-K:

      1.    Form 8-K dated January 14, 1998

            Item 2 - Acquisition or Disposition of Assets. Acquisition of Sixty
                     State Street and Corporate 500 Centre.

            Item 7 - Financial Statements and Exhibits. Financial statements reflecting the acquisition of Sixty State Street and Corporate 500 Centre. Press release announcing the acquisition of Sixty State Street and Corporate 500 Centre.

      2. Form 8-K dated February 5, 1998

            Item 5 - Other Events. Pricing of public offering of 12.5 million shares of common stock at $18.50 per share.

            Item 7 - Financial Statements and Exhibits. Press release announcing the pricing of a public offering of 12.5 million shares of common stock at $18.50 per share.

      3. Form 8-K dated March 27, 1998

            Item 7 - Financial Statements and Exhibits. Supplemental Information
                     to Fourth Quarter 1997 Earnings Release.

      4.    Form 8-K dated March 27, 1998

            Item 5 - Other Events. Cornerstone's intent to acquire interests in two California Properties. Cornerstone's fourth quarter and fiscal year 1997 results.

            Item 7 - Financial Statements and Exhibits. Press releases announcing Cornerstone's intent to acquire interests in two California Properties and Cornerstone's fourth quarter and fiscal year 1997 results.

      5. Form 8-K dated April 2, 1998

            Item 5 - Other Events. Cornerstone closes Chicago Land sale.

            Item 7 - Financial Statements and Exhibits. Press release announcing
                     Cornerstone's closing of Chicago Land sale.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORNERSTONE PROPERTIES INC.
                               (Registrant)


                               By: /s/ John S. Moody
                                  ----------------------------------------------
                                  John S. Moody, Chairman and CEO

                               Date: May 15, 1998


                               By: /s/ Kevin P. Mahoney
                                  ----------------------------------------------
                                  Kevin P. Mahoney, Senior Vice President and
                                   Chief Financial Officer
                                  (Principal Financial Officer)

                               Date: May 15, 1998