Form 10-Q
period 1998-06-30
CORNERSTONE PROPERTIES INC
filed 1998-08-14
CIK 702301

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    FORM 10-Q

                       Securities and Exchange Commission
                              Washington, DC 20549

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                      or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
           from          to
                --------    --------

                             Commission File Number 0-10421

                                      ----------

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


         Aggregate market value of registrant's voting Common Stock held by non-affiliates as of August 13, 1998: $1,580,251,328.


Number of shares of Common Stock outstanding as of August 13, 1998: 101,542,254.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share amounts)

                                                                                   June 30,       December 31,
                                                                                    1998             1997
                                                                                 -----------      ------------
                                                                                 (Unaudited)
ASSETS
Investments, at cost:
       Land ..................................................................   $  315,498       $  260,542
       Buildings, leasehold interests and improvements .......................    1,853,038        1,559,085
       Mortgage notes receivable, inclusive of $9,004 and $13,065 of
          unamortized premium ................................................      242,819          240,253
       Equity in real estate joint venture ...................................        2,377             --
       Deferred lease costs ..................................................      136,133          127,645
                                                                                 -----------      -----------
                                                                                  2,549,865        2,187,525
       Less: Accumulated depreciation and amortization .......................      256,003          229,652
                                                                                 -----------      -----------
          Total investments ..................................................    2,293,862        1,957,873
Cash and cash equivalents ....................................................       28,718           24,730
Restricted cash ..............................................................        6,624            1,903
Other deferred costs, net of accumulated amortization of $2,736 and $1,998 ...        5,967            5,728
Deferred tenant receivables ..................................................       45,054           38,531
Tenant and other receivables, net ............................................        6,488            7,584
Notes receivable .............................................................       79,513            1,652
Other assets .................................................................       10,643           13,480
                                                                                 -----------      -----------
Total Assets .................................................................   $2,476,869       $2,051,481
                                                                                 -----------      -----------
                                                                                 -----------      -----------
LIABILITIES

Long-term debt, inclusive of $12,236 and $11,209 of unamortized premium ......   $  849,196       $  706,178
Credit facility ..............................................................       75,000          187,000
Accrued interest payable .....................................................        7,038            4,134
Accrued real estate taxes payable ............................................       17,328           13,401
Accounts payable and accrued expenses ........................................       21,165           18,363
Unearned revenue and other liabilities .......................................       18,243           10,986
                                                                                 -----------      -----------
Total Liabilities ............................................................      987,970          940,062
                                                                                 -----------      -----------
MINORITY INTEREST

Minority Interest in operating partnership ...................................       55,934             --
Minority Interest in real estate joint ventures ..............................       15,015           15,420
                                                                                 -----------      -----------
Total Minority Interest ......................................................       70,949           15,420

Commitments and Contingencies
Redeemable Preferred Stock; 344,828 shares authorized;
   0 shares issued and outstanding ...........................................         --               --

STOCKHOLDERS' INVESTMENT
7% Cumulative Convertible Preferred Stock, $16.50 stated value;
   65,000,000 shares authorized; 3,030,303 shares issued and outstanding .....       50,000           50,000
Common stock, no par value; 250,000,000 shares authorized;
   (1998-101,542,254; 1997-83,191,819) shares issued and outstanding
Paid-in capital ..............................................................    1,370,205        1,048,187
Deferred compensation.........................................................       (2,255)          (2,188)
                                                                                 -----------      -----------
Total Stockholders' Investment ...............................................    1,417,950        1,095,999
                                                                                 -----------      -----------
Total Liabilities and Stockholders' Investment ...............................   $2,476,869       $2,051,481
                                                                                 -----------      -----------
                                                                                 -----------      -----------

                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.
                                     Page 2 of 28

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months        Three Months      Six Months       Six Months
                                                         Ended               Ended             Ended            Ended
                                                        June 30,            June 30,          June 30,         June 30,
                                                          1998               1997               1998             1997
                                                      ------------        ------------      ----------       ----------
Revenues
       Office and parking rentals                        $ 81,357           $ 35,213        $ 156,540        $ 68,691
       Equity in loss of real estate joint venture         (1,763)                 -           (2,688)              -
       Interest and other income                            6,896              3,055           14,194           4,564
                                                        ----------        -----------      -----------     -----------
           Total Revenues                                  86,490             38,268          168,046          73,255
                                                        ----------        -----------      -----------     -----------
Expenses
       Building operating expenses                         16,962              7,658           34,051          15,033
       Real estate taxes                                   11,689              5,957           22,866          11,620
       Interest expense                                    15,752              7,353           31,667          14,990
       Depreciation and amortization                       16,214              7,146           26,859          13,808
       General and administrative                           2,958              1,628            5,544           3,265
                                                        ----------        -----------      -----------     -----------
           Total Expenses                                  63,575             29,742          120,987          58,716
                                                        ----------        -----------      -----------     -----------
                                                           22,915              8,526           47,059          14,539
                                                        ----------        -----------      -----------     -----------
Other income (expenses)
      Loss on sale of real estate assets                   (1,985)                 -           (2,197)              -
      Minority interest                                    (1,678)              (518)          (2,856)           (994)
      Net gain on interest rate swaps                           -                  -                -              99
                                                        ----------        -----------      -----------     -----------
Income before extraordinary item                           19,252              8,008           42,006          13,644

Extraordinary loss                                              -                (28)               -             (54)
                                                        ----------        -----------      -----------     -----------

Net income                                               $ 19,252            $ 7,980         $ 42,006        $ 13,590
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------
Income applicable to preferred stock                     $   (875)           $(4,205)        $ (1,750)       $ (8,410)
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------
Income applicable to common stock                        $ 18,377            $ 3,775         $ 40,256        $  5,180
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------

Income before extraordinary item per common share        $   0.18            $  0.11         $   0.42        $   0.19
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------

Extraordinary loss per common share                      $    -              $   -           $    -          $    -
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------
Basic income per common share                            $   0.18            $   0.11        $   0.42        $   0.19
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------

Diluted income per common share                          $   0.18            $   0.11        $   0.42        $   0.19
                                                        ----------        -----------      -----------     -----------
                                                        ----------        -----------      -----------     -----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                             Six Months           Six Months
                                                                                               Ended                 Ended
                                                                                              June 30,              June 30,
                                                                                                1998                  1997
                                                                                             ----------           ----------
Cash flows from operating activities:
          Net income                                                                         $ 42,006             $ 13,590
          Adjustments to reconcile net income to net cash
             provided by operating activities:
                Depreciation and amortization                                                  26,921               14,097
                Deferred compensation amortization                                                510                  404
                Share of net loss in real estate joint venture                                  2,688                    -
                Net gain on interest rate swap                                                      -                  (99)
                Extraordinary loss                                                                  -                   54
                Unbilled rental revenue                                                        (6,433)                (829)
                Increase in accrued interest payable                                            2,904                  508
                Minority interest share of income                                               2,856                  994
                Loss on sale of real estate assets                                              2,197                    -
                Increase in tenant and other receivables and other assets                        (233)              (2,763)
                Increase in accounts payable, accrued expenses and other liabilities            7,563                1,022
                                                                                          ------------         ------------
                Total adjustments                                                              38,973               13,388
                                                                                          ------------         ------------
                Net cash provided by operating activities                                      80,979               26,978
                                                                                          ------------         ------------
Cash flows from investing activities:
          Additions to investment property                                                   (195,658)             (72,781)
          Repayment of mortgage notes receivables                                                 940                    -
          Repayment of notes receivable                                                           739                  557
          Investment in notes receivable                                                      (78,600)                   -
          Investments in and advances to real estate joint ventures                            (5,065)                   -
          Proceeds from sale of real estate assets                                             45,538                    -
                                                                                          ------------         ------------
                Net cash used in investing activities                                        (232,106)             (72,224)
                                                                                          ------------         ------------
Cash flows from financing activities:
          Proceeds from common stock offering                                                 262,344              225,400
          Borrowings under mortgage loans                                                      80,000               35,000
          Borrowings under credit facility                                                    126,000                    -
          Repayments under credit facility                                                   (238,000)                   -
          Repayment of term loan                                                                    -              (32,500)
          Repayments under mortgage loans                                                        (921)                (539)
          Proceeds from dividend reinvestment plan                                              3,771                5,945
          Net payments for swap terminations and prepayment costs                                   -                 (216)
          Increase in restricted cash                                                          (4,721)             (35,681)
          Stock and debt issuance costs                                                       (14,751)             (18,053)
          Distributions to minority partners                                                   (3,124)              (1,026)
          Distributions to preferred stockholders                                                   -               (6,660)
          Distributions to common stockholders                                                (55,483)             (18,653)
                                                                                          ------------         ------------
                Net cash provided by financing activities                                     155,115              153,017
                                                                                          ------------         ------------
Increase in cash and cash equivalents                                                           3,988              107,771
Cash and cash equivalents, beginning of period                                                 24,730              114,803
                                                                                          ------------         ------------
Cash and cash equivalents, end of period                                                     $ 28,718            $ 222,574
                                                                                          ------------         ------------
                                                                                          ------------         ------------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of the Company's Business

         Cornerstone Properties Inc. is a self-advised equity real estate investment trust ("REIT"). On January 20, 1998, Cornerstone Properties Inc. formed Cornerstone Properties Limited Partnership, an umbrella partnership REIT ("UPREIT" or "Operating Partnership"), in which it has the sole general partnership and limited partnership interests. As part of the UPREIT formation, substantially all of Cornerstone Properties Inc.'s interests in the Properties were transferred to the Operating Partnership, a Delaware limited partnership. In addition to its sole general partnership interest, Cornerstone Properties Inc. owns directly or indirectly (through its wholly-owned REIT subsidiary, CORPRO Real Estate Management, Inc.) 96.1% of the outstanding units of partnership interest ("UPREIT Units") in the Operating Partnership (excluding certain preferred units owned by Cornerstone Properties Inc.). Cornerstone Properties Inc. and the Operating Partnership are collectively referred to as "Cornerstone" or the "Company". The Company owns interests in 21 Class A office properties ("Properties") encompassing approximately 11.4 million rentable square feet.

General

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three and six month periods presented have been included. Results for the three and six months ended June 30, 1998 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

Reclassifications

         Certain prior period amounts have been reclassified to conform to the June 30, 1998 financial statement presentation.


                                     5 of 28

Minority Interest

         Minority Interest in the operating partnership relates to the interest in the Operating Partnership that is not owned by the Company, which as of June 30, 1998 amounted to 3.9%. Income is allocated to the minority interest based on the weighted average percentage ownership through the year. Persons contributing assets to the Operating Partnership received UPREIT Units, Common Stock, cash or a combination therof. The Operating Partnership will, at the request of a Unitholder, be obligated to redeem each UPREIT Unit held by such Unitholder for, at the option of the Company, (i) one share of the Company's common stock (the "Common Stock") or (ii) cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of June 30, 1998, the number of issued and outstanding UPREIT Units held by Unitholders other than the Company was 4,145,883 (3.9%) and as of such date, no UPREIT Units have been exchanged for shares of Common Stock.

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

Recently Issued Accounting Standards

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. Further, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

         SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

         Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. The Company is currently assessing the financial statement impact of SFAS 133. EITF 97-11 was adopted during the first quarter of fiscal 1998 and did not have a material impact on the Company's financial statements.

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

                                     6 of 28

         In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its Properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position or results of operations of the Company. The total costs to be incurred are not expected to be material.

2. PROPERTIES

         The following table summarizes Cornerstone's interest in real estate investments at June 30, 1998:

                                                                 Completed/       Net Rentable                   Ownership
Property                                 Location                 Acquired        square feet       % Leased      Interest     Notes
--------                                ----------                ---------       ------------      ---------     --------
One Norwest Center..........   Denver, Colorado                        1983      1,188,000             97%          100%
Norwest Center..............   Minneapolis, Minnesota                  1988      1,118,000             98%           50%           A
Washington Mutual Tower.....   Seattle, Washington                     1988      1,155,000             99%           50%           B
125 Summer Street...........   Boston, Massachusetts              1989/1995        464,000             98%          100%
Tower 56....................   New York, New York                 1983/1996        162,000            100%          100%           C
One Lincoln Centre..........   Oakbrook Terrace, Illinois         1986/1996        297,000             96%          100%
527 Madison Avenue..........   New York, New York                 1986/1997        216,000            100%          100%
191 Peachtree Street........   Atlanta, Georgia                   1991/1997      1,221,000             97%           80%         D,E
Market Square...............   Washington, D.C.                   1990/1997        689,000             96%           59%           F
500 Boylston Street.........   Boston, Massachusetts              1988/1997        715,000            100%         91.5%           G
222 Berkeley Street.........   Boston, Massachusetts              1991/1997        531,000            100%         91.5%           G
Charlotte Plaza.............   Charlotte, North Carolina          1982/1997        613,000             98%          100%
200 Galleria................   Atlanta, Georgia                   1985/1997        433,000             93%          100%
11 Canal Center.............   Alexandria, Virginia               1986/1997         70,000             96%          100%
99 Canal Center.............   Alexandria, Virginia               1986/1997        138,000            100%          100%
TransPotomac Plaza 5........   Alexandria, Virginia               1983/1997         96,000            100%          100%
Sixty State Street..........   Boston, Massachusetts              1979/1997        823,000             98%          100%         H,I
Corporate 500 Centre........   Deerfield, Illinois             1986-90/1998        679,000             89%          100%           J
One Memorial Drive..........   Cambridge, Massachusetts           1987/1998        353,000            100%          100%           K
201 California Street.......   San Francisco, California          1980/1998        240,000            100%          100%           L
Wilshire Palisades..........   Santa Monica, California           1981/1998        186,000            100%          100%           L


--------
(A) While the Company's stated interest in the partnership that owns Norwest Center is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the six months ended June 30, 1998, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 79.3%.

(B) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the six months ended June 30, 1998, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(C) On January 5, 1998, the Company purchased the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. All cash flow and the residual value of Tower 56 will now inure to the Company.

                                     7 of 28

(D) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80%, its economic interest is significantly larger because it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In addition, the partner in the transaction, CH Associates, Ltd., receives an annual incentive distribution of $250,000, which the Company expects it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

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


(F) In January 1998, the Company acquired partnership interests with a stated interest of approximately 59% in the partnerships that own Market Square, with the option to purchase an additional 1%. The Company's economic interest is significantly larger because it has acquired the first mortgage note on the Property in the amount of $181.0 million, which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $46.2 million, which accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage. During the six months ended June 30, 1998, the Company received 100% of the cash flow from the Property.

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

(I) The second mortgage, which the Company holds, is collateralized only by the improvements on Sixty State Street in Boston. The ground under Sixty State Street is leased to the leasehold owner, Marshall Field, through December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

(J) On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. Constructed between 1986 and 1990, Corporate 500 Centre consists of four Class A office buildings comprising approximately 680,000 rentable square feet. The total purchase price of the Property was approximately $150.0 million, approximately $15.0 million of which was paid in UPREIT Units priced at $18.50 per unit. The Company financed a portion of the costs to acquire the Property with an $80.0 million mortgage loan from Bankers Trust Company at an interest rate of LIBOR plus 1.0%. The mortgage loan will mature on July 20, 2002. The Company has also entered into an interest rate swap agreement with Bankers Trust Company that has effectively fixed the interest rate on the mortgage loan at 6.63%. This swap is considered a hedge for federal income tax purposes.

                                     8 of 28

(K) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the Property was approximately $112.5 million, approximately $29.0 million of which was paid in UPREIT Units priced at $17.50 per unit. The Company also issued 3,428,571 shares of Common Stock priced at $17.50 per share as part of the acquisition.

(L) On June 3, 1998, the Company purchased 201 California Street in San Francisco, California, and Wilshire Palisades in Santa Monica, California. The total purchase price for the Properties was approximately $121.5 million, approximately $29.1 million of which was paid in UPREIT Units priced at $17.50 per unit. Also included in the purchase price was $64.6 million in assumed debt.

On March 31, 1998, the Dearborn Land, an undeveloped parcel of land in Chicago that was acquired in October 1997 along with nine Class A office properties (collectively, the "DIHC Properties") from Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM") and Dutch Institutional Holding Company, Inc. ("DIHC"), was sold for net proceeds of approximately $18,790,000, resulting in a loss of $212,228.

On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, PA, for net proceeds of approximately $26,748,000, resulting in a loss of $1,984,347.

3. EQUITY IN REAL ESTATE JOINT VENTURE

         During January 1998, the Company purchased a 99% interest in Market Square Development Investors ("MSDI"). MSDI owns an 85.71% interest in Market Square Associates ("MSA"), which owns a 70% interest in Avenue Associates Limited Partnership ("AALP"). AALP owns and operates Market Square. The Company's investment is accounted for under the equity method. The following table provides summary level balance sheet and income and expense information as of June 30, 1998 and for the six months ended June 30, 1998, respectively, for the MSA entity (Amounts in thousands):

                                                              1998
                                                        -------------------
Total Assets, primarily  investments  in real estate        $173,798
Total Liabilities, primarily notes payable                   233,174
Revenues, primarily  office and  parking rentals              14,214
Net Loss                                                      (4,516)


         The amount recorded as equity in loss of real estate joint venture includes the net loss of MSA from January 30, 1998 through June 30, 1998, plus adjustments for straight-line rent and interest expense.

4. NOTES RECEIVABLE

         Included within Notes Receivable is a loan for approximately $78.6 million made to WWA Investors LLC ("WWA") on June 19, 1998. The loan bears interest at a rate of LIBOR plus 1.50% and matures on December 31, 1999. The loan is collateralized by five Class A office buildings owned by WWA in the western United States.
                                     9 of 28

5. LONG-TERM DEBT

         The following table sets forth certain information regarding the consolidated debt obligations of the Company as of June 30, 1998, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities.

                                                                           Maturity     Prepayment
Property                                 Amortization     Interest Rate      Date       Provisions         6/30/98        12/31/97
--------                               --------------    --------------   ---------   ---------------    -----------    -----------
Convertible Promissory Note due 2001   Interest only     8.11% max (B)    Jan-2001    Not prepayable     $12,926,000    $12,926,000
  (A).............................
One Norwest Center................     30 year           7.50             Aug-2001     (C)                96,291,000     96,780,000
Norwest Center....................     Interest only     8.74             Dec-2005    Not prepayable     110,000,000    110,000,000
Washington Mutual Tower...........     Interest only     7.53             Nov-2005     (D)                79,100,000     79,100,000
125 Summer Street.................     Interest only (E) 7.20             Jan-2003     (F)                50,000,000     50,000,000
Tower 56..........................     30 year           7.67             May-2003     (G)                17,652,000     17,742,000
TransPotomac Plaza 5 and Charlotte
  Plaza (H).......................     Interest only     7.28             Oct-2000    Not prepayable      65,000,000     65,000,000
527 Madison Avenue and One Lincoln
  Centre (H)......................     Interest only     7.47             Oct-2004    Not prepayable      65,000,000     65,000,000
Market Square (I) and 200
  Galleria (H)....................     Interest only     7.54             Oct-2007    Not prepayable     120,000,000    120,000,000
Sixty State Street (J)............     30 year           6.84             Jan-2005     (K)                88,645,000     89,630,000
Corporate 500 Centre..............     Interest only     6.63 (L)         Jul-2002    Prepayable          80,000,000       -
201 California Street (M).........     30 year           6.70             Mar-2005     (N)                33,263,000       -
Wilshire Palisades (O)............     30 year           6.70             Jul-2002     (P)                31,319,000       -
                                                                                                      ------------------------------
                                                                                                        $849,196,000   $706,178,000

------------

(A) The lender, Hines, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then-existing share price.

(B)      Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(C) No prepayment until July 24, 1998. From July 24, 1998 through July 23, 2000, the prepayment fee is the greater of: (1) 1% of the outstanding principal balance or (2) Treasury Yield Maintenance (as defined). Beginning July 24, 2000, the prepayment fee is Treasury Yield Maintenance. The loan may be repaid at par during the last 90 days of the loan.

(D) No prepayment until September 30, 1998. Prepayable thereafter, with a prepayment fee equal to the greater of: (1) 1% of the outstanding principal balance or (2) Treasury Yield Maintenance (as defined). Prepayment without fee during the six months prior to the maturity date.

(E) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

(F) Beginning July 1, 1999, the prepayment fee is the greater of Treasury Yield Maintenance (as defined) or 1% of the outstanding principal balance. Prepayment without fee on or after three months prior to maturity date.

(G) Open to prepayment after December 31, 1999, with a prepayment fee equal to the greater of 1% of the principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee during the three months prior to the maturity date.

                                    10 of 28

(H) The three notes arising from the acquisition of several properties from DIHC are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(I) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square which the Company purchased from PGGM.

(J) While the face amount of the loan is $78,420,000, and the interest rate is 9.5%, the Company has recorded the debt at $89,630,000, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.84%.

(K) Beginning February 1, 2000, the prepayment fee is equal to the greater of: (1) 2% of the outstanding principal balance or (2) Treasury Yield Maintenance (as defined). The 2% maximum is reduced by 0.25% per annum thereafter until it reaches 1%. Prepayment without fee during the 90 days prior to the maturity date.

(L) The interest rate on the loan is LIBOR plus 100 basis points. However, the Company has entered into an interest rate swap with Bankers Trust Company that effectively fixes the interest rate at 6.63%.

(M) While the face amount of the loan is $32,946,000, and the interest rate is 6.9%, the Company has recorded the debt at $33,292,000, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.70%.

(N) No prepayment until March 15, 2001. Prepayable thereafter, with a prepayment fee, if paid in full, equal to the greater of: (1) 1% of the amount being prepaid or (2) Modified Yield Maintenance (as defined). If a partial prepayment is made, the prepayment fee is equal to Modified Yield Maintenance. Prepayment without fee during the 120 days prior to the maturity date.

(O) While the face amount of the loan is $29,967,000, and the interest rate is 8.04%, the Company has recorded the debt at $31,319,000, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.70%.

(P) No prepayment until July 1, 1998. Prepayable thereafter with 60 days notice to Lender, with a prepayment fee equal to the greater of: (1) 1% of the outstanding principal balance or (2) Yield Maintenance (as defined).

Since most of the long-term debt is collateralized by property, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

6. CREDIT FACILITY

         The Company has a $350.0 million Revolving Credit Facility with Bankers Trust Company and The Chase Manhattan Bank for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The line of credit expires on October 27, 2000. As of June 30, 1998, $75.0 million of the credit line was outstanding at a rate of approximately 6.94%. The line of credit contains certain restrictive covenants including; (i) a limitation on the Company's dividend to 90% of funds from operations and 110% of cash available for distribution; (ii) total liabilities to total property asset value cannot exceed 55%; (iii) adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) fixed charge coverage may not be less than 1.75 to 1.00; and (v) total property asset value to secured indebtedness may not be less than 2.50 to 1.00.



                                    11 of 28

7. COMMITMENTS AND CONTIGENCIES

         The Company has entered into an agreement to purchase a 912,000 square foot Class A office building, currently under development, in downtown Minneapolis, Minnesota for an estimated cost of approximately $160.0 million. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is to be financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

         On June 22, 1998, the Company entered into an agreement to merge with William Wilson & Associates ("Wilson"), a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle (the "Wilson Acquisition"). The total purchase price for Wilson and its portfolio is estimated to be approximately $1.77 billion and is expected to close during the fourth quarter of 1998. See Footnote 12.

8. STOCKHOLDERS' INVESTMENT

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

         The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of June 30, 1998:


Stock Options
                              Options Granted   Exercise Price                                           Options         Options
       Date of Grant          (No. of shares)    (per share)               Vesting(A)                  Exercisable      Exercised
      --------------          ---------------   ---------------           ------------                 ------------    -----------
August, 1995..............        637,500          $14.30               33.3%/yr, 3yr term                425,000              0
October, 1995.............        150,000          $14.30               33.3%/yr, 3yr term                100,000         10,500
March, 1997...............        880,000          $14.50               33.3%/yr, 3yr term                293,333              0
November, 1997............         70,000          $18.44               33.3%/yr, 3yr term                      0              0
February, 1998............         70,000          $18.13               33.3%/yr, 3yr term                      0              0
February, 1998............        595,000          $18.25               33.3%/yr, 3yr term                      0              0
March, 1998...............        200,000          $18.25               33.3%/yr, 3yr term                      0              0



                                              12 of 28

Restricted Stock Grants

                              Shares Granted           Value at Grant
    Date of Grant             (No. of shares)          Date (per share)                         Vesting (B)
  ---------------             ---------------          ----------------                         ------------
August, 1995                     167,622                 $14.30           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1996, 1997, 1998, 1999 and with respect to 46.668% on
                                                                          June 30, 2000.
March, 1997                      100,000                 $16.38           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1998, 1999, 2000, 2001 and with respect to 46.668% on
                                                                          June 30, 2002.
November, 1997                    12,500                 $18.44           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1998, 1999, 2000, 2001 and with respect to 46.668% on
                                                                          June 30, 2002.
March, 1998                       12,500                 $18.13           The grant will fully vest with respect to 13.333% on
                                                                          March 15, 1999, 2000, 2001, 2002 and with respect to
                                                                          46.668% on March 15, 2003.
March, 1998                       19,178                 $18.25           The grant will fully vest with respect to 13.333% on
                                                                          March 15, 1999, 2000, 2001, 2002 and with respect to
                                                                          46.668% on March 15, 2003.


--------

(A) The vesting schedule for the options were amended from 20%/yr, 10yr term to 33.3%/yr, 3yr term on February 4, 1998.

(B) Deferred compensation of approximately $4,842,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.

9. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

         A cash dividend and Unitholder distribution of $0.30 per share was declared for the first quarter of 1998 and paid on February 27, 1998, to Common Stockholders and Unitholders of record as of January 30, 1998. A cash dividend and Unitholder distribution of $0.30 per share was declared for the second quarter of 1998 and paid on May 29, 1998, to Common Stockholders and Unitholders of record as of April 30, 1998.







                                    13 of 28

10. INCOME PER COMMON SHARE

         The tables below set forth the calculation of income per common share for the three and six months ended June 30, 1998 and 1997 (Dollar amounts in thousands, except per share amounts):

                                                                       Six Months Ended
                                                    -------------------------------------------------------
                                                           June 30,1998                 June 30, 1997
                                                    ----------------------------    -----------------------
                                                        Basic        Diluted          Basic      Diluted
                                                    -------------- -------------    ----------- -----------
               Proceeds upon exercise of options         $    --      $  40,940     $    --     $ 24,051
               Market price of shares
                   Average for the respective period     $    --      $   17.58     $    --     $  15.08
               Treasury shares that could be
                    Repurchased (options)                     --          2,329          --        1,593
               Option shares outstanding                      --          2,592          --        1,668
               Weighted common stock equivalent
                    shares (Excess shares under option
                    over Treasury shares that could be
                    repurchased)                              --            299          --           75
               Weighted average common shares
                    Outstanding                            100,462      100,462        33,615     33,615
                                                         ---------    ---------     ---------   --------
               Adjusted weighted average common
                    shares outstanding                     100,462      100,761        33,615     33,689

               Net income for the period                 $  19,252    $  19,252     $   7,980   $  7,980
               Income applicable to
                    preferred stock                      $    (875)   $    (875)    $  (4,205)  $ (4,205)
                                                         ---------    ---------     ---------   --------
               Income available to
                    common shares                        $  18,377    $  18,377     $   3,775   $  3,775
               Income per common share                   $    0.18    $    0.18     $    0.11   $   0.11

                                                                       Six Months Ended
                                                    -------------------------------------------------------
                                                           June 30,1998                 June 30, 1997
                                                    ----------------------------    -----------------------
                                                        Basic        Diluted          Basic      Diluted
                                                    -------------- -------------    ----------- -----------
               Proceeds upon exercise of options         $   --      $ 40,940       $   --      $ 24,021
               Market price of shares
                   Average for the respective period     $   --      $  18.00       $   --      $  15.53
               Treasury shares that could be
                    Repurchased (options)                    --         2,274           --         1,547
               Option shares outstanding                     --         2,592           --         1,668
               Weighted common stock equivalent
                    shares (Excess shares under option
                    over Treasury shares that could be
                    repurchased)                             --           331           --            97
               Weighted average common shares
                    Outstanding                            96,653      96,653         27,237      27,237
                                                         --------    --------       --------    --------
               Adjusted weighted average common
                    shares outstanding                     96,653      96,984         27,237      27,334
               Net income for the period                 $ 42,006    $ 42,006       $ 13,590    $ 13,590
               Income applicable to
                    preferred stock                      $ (1,750)   $ (1,750)      $ (8,410)   $ (8,410)
                                                         --------    --------       --------    --------
               Income available to                       $ 40,256    $ 40,256       $  5,180    $  5,180
                    common shares
               Income per common share                   $   0.42    $   0.42       $   0.19    $   0.19

                                    14 of 28

11. SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was approximately $28,792,000 and $14,234,000 for the six months ended June 30, 1998 and 1997, respectively.

Non-Cash Investing and Financing Activities

         On January 5, 1998, the Company purchased the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock.

         On January 28, 1998, the Company purchased Corporate 500 Centre, a complex of four office buildings in Deerfield, Illinois. As part of the total purchase price of approximately $150.0 million, the Company issued 822,794 UPREIT Units priced at $18.50 per unit.

         On April 28, 1998, the Company purchased One Memorial Drive, an office tower in Cambridge, Massachusetts. As part of the total purchase price of approximately $112.5 million, the Company issued 3,428,571 shares of Common Stock and 1,657,426 UPREIT Units, both priced at $17.50.

         On June 3, 1998, the Company purchased 201 California Street in San Francisco, California, and Wilshire Palisades in Santa Monica, California. As part of the total purchase price for the Properties of approximately $121.5 million, the Company assumed $64.6 million in debt and issued 1,665,663 UPREIT Units priced at $17.50 per unit.

12. PRO FORMA FINANCIAL INFORMATION
         The pro forma financial information shown below is based on the consolidated historical statements of Cornerstone after giving effect to the acquisitions of Corporate 500 Centre, One Memorial Drive, 201 California Street and Wilshire Palisades as if such acquisitions took place on January 1, 1998 and 1997, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisitons taken place at the dates indicated. Also, they may not be indicative of the resutls that may be acheived in the future.

       June 30,                     1998              1997
      ---------                    -----             ------
Pro forma total revenues        $180,731,000        $98,782,000
Pro forma income before
 extraordinary items              42,675,000         17,733,000
Pro forma net income              42,675,000         17,679,000
Pro forma income per share              0.41               0.30

13. OTHER MATTERS

         On June 22, 1998, the Company entered into an agreement to merge with Wilson, a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle. The total purchase price for Wilson and its portfolio is expected to be approximately $1.77 billion. At this price, it is anticipated that the Company will issue to Wilson and its investors approximately $635 million in Common Stock and UPREIT Units, valued at $17.25 per share/unit, and pay cash for the remaining equity. In addition, the Company will assume or repay approximately $780 million of existing indebtedness currently held by Wilson. The cash needed for the transaction will be financed under the Revolving Credit Facility and from an expected sale of $200 million of Common Stock to PGGM, a 31% equity holder in the Company at June 30, 1998, at an agreed price of $17.25 per share. The consummation of the Wilson Acquisition is subject to the approval of the stockholders of the Company and the investors of Wilson, as well as other outstanding closing conditions. If such approvals are obtained, the transaction is expected to close in the fourth quarter of 1998.

                                    15 of 28

Item 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998



RESULTS OF OPERATIONS
---------------------
Consolidation
Cornerstone's principal source of income is rental revenues received through its investment in fourteen fee simple Properties, six real estate partnerships and one mortgage. NWC, Third Partnership, 191 Peachtree, 222 Berkeley and 500 Boylston have been consolidated because Cornerstone has a majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. The Company has accounted for its investment in MSA using the equity method because it does not have sufficient control of the day to day operations of the partnership.

Property Results
For the three and six months ended June 30, 1998 and 1997, Property results can be summarized as follows (Amounts in thousands):


                                          For the three       For the three        For the six        For the six
                                        months ended June   months ended June     months ended       months ended
                                            30, 1998             30, 1997         June 30, 1998      June 30, 1997
-------------------------------------- -------------------- ------------------- ------------------ ------------------
Office and Parking Rentals                   $81,357             $35,213            $156,540             $68,691
Less:
  Building Operating Expenses                 16,962               7,658              34,051             15,033
  Real Estate Taxes                           11,689               5,957              22,866             11,620
  Depreciation and Amortization               16,214               7,146              26,859             13,808
                                             -------            --------            --------            --------
Total Operating Expenses                      44,865              20,761              83,776             40,461
                                             -------            --------            --------            --------
Total Property Income                       $ 36,492             $14,452            $ 72,764             $28,230
                                             -------            --------            --------            --------
                                             -------            --------            --------            --------



The increase in property income for the three months ended June 30, 1998 as compared to the same period in 1997 of $22.0 million was due to the additional revenues derived from 13 Properties acquired since June 30, 1997 ($21.3 million). At the existing properties, property income at Washington Mutual Tower increased $0.5 million due to increased rental rates and management fee revenue. 125 Summer Street increased $0.9 million due to the lease up of the former Gadsby and Hannah space which expired during the same period in 1997. These increases were offset by a reduction in property income of $0.3 million at One Norwest Center due to a lease buyout of a portion of the Norwest Bank space to allow for Gulf Canada expansion during 1997. The decrease of $0.2 million at the Frick Building was due to the sale of this building in April 1998. The remaining decrease of $0.2 million was caused by a slight reduction in property income at the existing Properties.

                                    16 of 28

The increase in property income for the six months ended June 30, 1998 as compared to the same period in 1997 of $44.5 million was due to the additional revenues derived from 13 Properties acquired since June 30, 1997 ($43.3 million) and an increase in revenues from 527 Madison Avenue because it was purchased in February 1997 ($0.5 million). At the existing properties, property income at Washington Mutual Tower increased $0.5 million due to increased rental rates and management fee revenue. 125 Summer Street increased $0.7 million due to the lease up of the former Gadsby and Hannah space which expired during the same period in 1997. One Lincoln Centre's property income increased $0.1 million due to increased rental rates. These increases were offset by a reduction in property income of $0.2 million at One Norwest Center due to a lease buyout of a portion of the Norwest Bank space to allow for Gulf Canada expansion during 1997. The decrease of $0.1 million at the Frick Building was due to the sale of this building in April 1998. The remaining decrease of $0.3 million was caused by a slight reduction in property income at the other existing Properties.

Equity in Loss of Real Estate Joint Venture
The equity in loss of real estate joint venture of $2.7 million in 1998 was due to the acquisition of the partnership interest in Market Square in January 1998.

Interest and Other Income
Interest and other income increased to $6,896,000 for the three months ended June 30, 1998 from $3,055,000 for the three months ended June 30, 1997. These amounts primarily consist of interest earned from a mortgage note receivable, short-term investments, a note receivable from a partner, management fee income and income from advisory contracts in 1997. The increase was due to the purchase of the mortgage note on Market Square in late 1997 ($5.6 million) and an increase in management and tenant alteration income ($0.3 million). These amounts were offset by a reduction in interest income on short-term investments due to the Company having excess cash in 1997 from its preferred stock placement that occurred in late 1996 as well as its IPO in April 1997 ($1.6 million), a reduction due to the expiration of certain advisory contracts in 1997 ($0.2 million) and a reduction in other income of $0.3 million.

Interest and other income increased to $14,194,000 for the six months ended June 30, 1998 from $4,564,000 for the six months ended June 30, 1997. These amounts primarily consist of interest earned from a mortgage note receivable, short-term investments, a note receivable from a partner, management fee income and income from advisory contracts in 1997. The increase was due to the purchase of the mortgage note on Market Square in late 1997 ($10.9 million), an increase in management and tenant alteration income ($1.5 million) and lease cancelation payments ($0.1). These amounts were offset by a reduction in interest income on short-term investments due to the Company having excess cash in 1997 from its preferred stock placement that occurred in late 1996 as well as its IPO in April 1997 ($2.1 million), a reduction due to the expiration of certain advisory contracts in 1997 ($0.4 million) and a reduction in other income of $0.4 million.

Interest Expense
Interest expense incurred by Cornerstone relating to its financing activities increased to $15,752,000 for the three months ended June 30, 1998 from $7,353,000 for the three months ended June 30, 1997. The increase in interest expense was due to the interest expense on the purchase money loans from the DIHC transaction ($4.7 million), an increase in interest expense on the Revolving Credit Facility ($0.3 million), an increase in amortization of deferred financing costs ($0.3 million), interest on the Sixty State Street loan ($1.5 million), interest on the Corporate 500 Centre loan ($1.3 million), interest on the 201 California Street loan ($0.3 million) and interest on the Wilshire Palisades loan ($0.2 million). These increases were offset by the Term Loan interest in 1997, as discussed below ($0.2 million).



                                    17 of 28

Interest expense incurred by Cornerstone relating to its financing activities increased to $31,667,000 for the six months ended June 30, 1998 from $14,990,000 for the six months ended June 30, 1997. The increase in interest expense was due to the interest expense on the purchase money loans from the DIHC transaction ($9.0 million), an increase in interest expense on the Revolving Credit Facility ($1.9 million), an increase in amortization of deferred financing costs ($0.4 million), interest on the Sixty State Street loan ($3.0 million), interest on the Corporate 500 Centre loan ($2.3 million), interest on the 201 California Street loan ($0.3 million) and interest on the Wilshire Palisades loan ($0.2 million). These increases were offset by the Term Loan interest in the first quarter of 1997, as discussed below ($0.4 million).

Interest Rate Swaps
The Company currently has an $80.0 million interest rate swap outstanding to protect it from interest rate fluctuations which could affect its floating rate debt on Corporate 500 Centre. The swap effectively fixes the interest rate on the $80.0 million loan at 6.63% through its maturity in July 2002. The swap is a hedge for federal income tax purposes.

General and Administrative Expenses
The aggregate amount of Cornerstone's general and administrative expenses have increased to $2,958,000 for the three months ended June 30, 1998 from $1,628,000 for the three months ended June 30, 1997. The increase in 1998 from 1997 of $1.3 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twelve-month period.

The aggregate amount of Cornerstone's general and administrative expenses have increased to $5,544,000 for the six months ended June 30, 1998 from $3,265,000 for the six months ended June 30, 1997. The increase in 1998 from 1997 of $2.3 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twelve-month period.

Loss on Sale of Real Estate Assets
On March 31, 1998, the Dearborn Land, an undeveloped parcel of land in Chicago that was acquired in October 1997 along with nine Class A office properties from PGGM and DIHC was sold for net proceeds of approximately $18,790,000, resulting in a loss of $212,228.

On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, PA, for net proceeds of approximately $26,748,000, resulting in a loss of $1,984,347.

Minority Interest
Minority interest increased to $1.7 million for the three months ended June 30, 1998 from $0.5 million for the three months ended June 30, 1997 due to the allocation of income to the UPREIT unitholders and the purchase of the partnership interests in 500 Boylston Street, 222 Berkeley Street and 191 Peachtree Street.

Minority interest increased to $2.9 million for the six months ended June 30, 1998 from $1.0 million for the six months ended June 30, 1997 due to the allocation of income to the UPREIT unitholders and the purchase of the partnership interests in 500 Boylston, 222 Berkeley and 191 Peachtree.




                                    18 of 28

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow (Dollar amounts in thousands)


                                           For the six months ended       For the six months ended
Cash flow provided by (used in):                 June 30, 1998                 June 30, 1997
---------------------------------------- ------------------------------ -----------------------------
Operating activities                              $    80,979                     $   26,978
Investing activities                                 (232,106)                       (72,224)
Financing activities                                  155,115                        153,017
Earnings to fixed charges ratio                          2.20                           1.22


Cash provided by operating activities increased to $80,979,000 for the six months ended June 30, 1998 from $26,978,000 for the six months ended June 30, 1997. The increase is primarily due to the cash flows from the interests in 13 Properties acquired since the end of the second quarter of 1997.

Cash used in investing activities increased to $232,106,000 for the six months ended June 30, 1998 from $72,224,000 for the six months ended June 30, 1997 due to the acquisition of Corporate 500 Centre for approximately $135.0 million (net of UPREIT Units), One Memorial Drive for approximately $23.5 million (net of Common Stock and UPREIT Units) and 201 California Street and Wilshire Palisades for approximately $28.1 million (net of assumed debt and UPREIT Units). Further adding to the increase was the acquisition of the partnership interest in Market Square for $5.1 million, other property additions of approximately $9.0 million and a loan receivable of $78.6 million. These investments were partially offset by the $18.8 and $26.7 million in proceeds from the sale of the Dearborn Land and the Frick Building, respectively. In addition, these investments were partially offset by the receipt of $0.9 million from the repayment of mortgage notes receivable and $0.7 million from the repayment of notes receivable. During 1997, the Company invested approximately $67.0 million in 527 Madison Avenue and approximately $4.6 million in other property investments. These investments were partially offset by the receipt of $0.6 million from the repayment of notes receivable.

Cash provided by financing activities increased to $155,115,000 for the six months ended June 30, 1998 from $153,017,000 for the six months ended June 30, 1997. The increase was mainly due to the secondary offering proceeds of $262.3 million compared to $225.4 million received from the Company's IPO in 1997, an increase in mortgage borrowings of $45.0 million, a decrease in restricted cash of $31.0 million, a decrease in stock and debt issuance costs of $3.3 million and a decrease in preferred distributions of $6.7 million. These amounts were offset by an increase in loan repayments of $79.5 million, a decrease in proceeds from the dividend reinvestment plan of $2.1 million, an increase in distributions to minority partners of $2.1 million, an increase in dividends paid of $36.9 million, and other adjustments of $0.2 million.

The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.20 times at June 30, 1998 from 1.22 times at June 30, 1997 due to the substantial reduction of the Company's leverage ratio and the conversion of the 8% preferred shares into common stock.

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

Industry analysts generally consider FFO to be an appropriate measure of performance of a REIT such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or for cash flow from operations as a measure of liquidity calculated in accordance with generally accepted accounting principles.

                                    19 of 28

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

The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for the three months ended June 30, 1998 and 1997 is an an increase of approximately $3,763,000 and $378,000, respectively, for free and deferred rental income (after adjustment for minority interest). Included in FFO for the six months ended June 30, 1998 and 1997 is an an increase of approximately $6,909,000 and $659,000, respectively, for free and deferred rental income (after adjustment for minority interest).

The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and six month periods ended June 30, 1998 and 1997, respectively (Amounts in thousands):


                            Funds From Operations (1)


                                        Three Months Ended      Three Months Ended      Six Months Ended      Six Months Ended
                                           June 30, 1998           June 30, 1997          June 30, 1998         June 30, 1997
                                      ----------------------- ----------------------- --------------------- ---------------------

Net Income                                     $ 19,252               $  7,980               $ 42,006              $ 13,590

NAREIT Adjustments:
   Depreciation and Amortization (2)             16,214                  7,146                 26,859                13,808
   Realized/Unrealized gain on swaps                  0                      0                      0                  (99)
   Minority adjustments                           (541)                  (366)                (1,008)                 (737)
   Unconsolidated Depreciation                    1,311                      0                  2,174                     0
   Loss on sale of real estate assets             1,985                      0                  2,197                     0
   Extraordinary Losses/Swap Losses                   0                     28                      0                    54

Other Adjustments:
    Amortization on rent notes                      378                    337                    746                   557
    Minority Interest Allocated to
      Unitholders                                   510                      0                    646                     0
                                              ---------              ---------              ---------             ---------
Funds From Operations                            39,109                 15,125                 73,620                27,173
Interest Expense on Convertible Note                199                    200                    404                   393
                                              ---------              ---------              ---------             ---------
Funds From  Operations  Available For
  Diluted Shares                               $ 39,308               $ 15,325               $ 74,024              $ 27,566
                                               ========               ========               ========              ========


(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT.


                                    20 of 28

The increase in FFO for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 is primarily due to the acquisition of interests in 14 Properties since the end of the second quarter of 1997.


The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Capital Stock Transactions
On January 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $3,717,000 and issued an additional 243,907 shares of common stock to such stockholders.

On April 21, 1997, the Company received $225,400,000 gross proceeds from the public placement of 16,100,000 new shares of common stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the DIHC Portfolio.

On April 30, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.2 million and issued an additional 141,733 shares of common stock to such stockholders.

On July 25, 1997, the 1,148,276 shares of Redeemable Preferred stock outstanding at the time were converted into 11,482,760 common shares. The contractual conversion was based upon meeting a $16.00 twenty-day average common share price.

On July 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.6 million and issued an additional 175,796 shares of common stock to such stockholders.

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

On October 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.5 million and issued an additional 134,577 shares of common stock to such stockholders.

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



                                    21 of 28

On February 27, 1998, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.0 million and issued an additional 109,007 shares of common stock to such stockholders.

On April 28, 1998, the Company issued 3,428,571 shares of common stock to Prudential Securities as partial consideration for the acquisition of One Memorial Drive.

On May 20, 1998, the Company increased the number of authorized Preferred Stock from 15,000,000 shares to 65,000,000 shares.

On May 29, 1998, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $1.8 million and issued an additional 98,487 shares of common stock to such stockholders.

Mortgage Indebtedness
On October 27, 1997, the Company entered into four mortgage loans with PGGM and its wholly-owned subsidiary DIHC (together "PGGM") as purchase money financing for the DIHC Properties. The mortgages, which are cross-collateralized, encumber TransPotomac Plaza 5, Charlotte Plaza, 527 Madison Avenue, One Lincoln Centre, 200 Galleria and the first mortgage note on Market Square. These mortgages total $250.0 million and are interest only with no prepayment rights. The first loan is a $10.0 million note at 7.28% interest; the interest rate on the loan increased to 7.28% upon the sale of the Dearborn Land, which occurred on March 31, 1998. The loan matures in October 2000. The second loan is a $55.0 million note at 7.28% interest, which matures in October 2000. Upon repayment of this note and the $10.0 million note described above, PGGM will release the liens on TransPotomac Plaza 5 and Charlotte Plaza. The third loan is a $65.0 million note at 7.47% interest, which matures in October 2004. Upon repayment of this note, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre. The fourth loan is a $120.0 million note at 7.54% interest, which is due in October 2007. Upon repayment of this note, PGGM will release the liens on Market Square and 200 Galleria.

On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston, MA. This mortgage is consolidated on the Company's balance sheet. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 9.5%. While the face amount of the first mortgage is $78.4 million, and the interest rate is 9.5%, the Company has recorded the debt at $89.6 million, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.84%.

On January 28, 1998, the Company entered into an $80.0 million first mortgage on Corporate 500 Centre with Bankers Trust Company. The loan bears interest at a rate of LIBOR plus 1.0% and matures in July 2002. The interest rate on the loan is fixed at 6.63% through an interest rate swap with Bankers Trust Company.

On June 3, 1998, the Company assumed the mortgage on 201 California Street in San Francisco, CA. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 6.9%. While the face amount of the mortgage is $32.9 million, and the interest rate is 6.9%, the Company has recorded the debt at $33.3 million, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.7%.

On June 3, 1998, the Company assumed the mortgage on Wilshire Palisades in Santa Monica, CA. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 8.04%. While the face amount of the mortgage is $30.0 million, and the interest rate is 8.04%, the Company has recorded the debt at $31.3 million, which is the market value of the loan at the time of the closing based upon a market interest rate for similar quality loans of 6.7%.


                                    22 of 28

Other Indebtedness
On August 8, 1995, the existing $32.5 million loan (the "Term Loan") was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5%. The Term Loan had a $32.5 million balance at December 31, 1996. The loan was prepaid on March 18, 1997, since, under its terms, it was required to be prepaid upon Cornerstone's IPO in the United States. The Company has no long-term debt maturing until 2000.

On October 27, 1997, the Company entered into a three-year, $350.0 million acquisition line of credit syndicated by Bankers Trust Company and The Chase Manhattan Bank. The line bears interest at a rate of LIBOR plus 1.10% to 1.40% depending on the Company's then current leverage ratio. As of June 30, 1998, $75.0 million of the credit line was outstanding at a rate of approximately 6.94%. The line is also available for the issuance of standby letters of credit.

Stockholders' and Unitholders' Distributions
Cornerstone intends to distribute at least 95% of its taxable income to maintain its qualification as a REIT. The Company anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company paid distributions of $0.30 per share to all stockholders and unitholders on February 27, 1998 (to stockholders and unitholders of record as of January 30, 1998). The Company paid distributions of $0.30 per share to all stockholders and unitholders on May 29, 1998 (to stockholders and unitholders of record as of April 30, 1998).

At the present time, the Company is current in the payment of all preferred dividends.

Liquidity
At June 30, 1998, the Company had $28,718,000 in cash and cash equivalents and $6,624,000 in restricted cash. Restricted cash is being held by the mortgage servicer for the One Norwest Center and Washington Mutual Tower mortgage loans. Cornerstone also had available $275.0 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned Properties and interest income from its mortgages on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds including its $350.0 million line of credit, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

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

In the ordinary course of business, the Company is in the process of acquiring new accounting and property management software that will eliminate year 2000 software concerns at the corporate level. Management is in the process of completing a survey with all of its property managers to make sure there are no year 2000 issues at any of the property management firms that manage its Properties. Currently, Cornerstone is not aware of any year 2000 issues that would have a material effect on the financial position, results of operations and liquidity of the Company. The total costs to be incurred are not expected to be material.



                                    23 of 28

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. Further, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SOP 98-5 requires that certain costs incurred in conjunction with start-up activities should be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred.

Management believes that, when adopted, SOP 98-5 and SOP 98-1 will not have a significant impact on the Company's financial statements. The Company is currently assessing the financial statement impact of SFAS 133. EITF 97-11 was adopted during the first quarter of fiscal 1998 and did not have a material impact on the Company's financial statements.

During the first quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The adoption of SFAS 130 did not have a significant impact on the Company's financial statements.

On June 22, 1998, the Company entered into an agreement to merge with Wilson, a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle. The total purchase price for Wilson and its portfolio is expected to be approximately $1.77 billion. At this price, it is anticipated that the Company will issue to Wilson and its investors approximately $635 million in Common Stock and UPREIT Units, valued at $17.25 per share/unit, and pay cash for the remaining equity. In addition, the Company will assume or repay approximately $780 million of existing indebtedness currently held by Wilson. The cash needed for the transaction will be financed under the Revolving Credit Facility and from an expected sale of $200 million of Common Stock to PGGM, a 31% equity holder in the Company at June 30, 1998, at an agreed price of $17.25 per share. The consummation of the Wilson Acquisition is subject to the approval of the stockholders of the Company and the investors of Wilson, as well as other outstanding closing conditions. If such approvals are obtained, the transaction is expected to close in the fourth quarter of 1998.

The Company has entered into an agreement to purchase a 912,000 square foot Class A office building, currently under development, in downtown Minneapolis, Minnesota for an estimated cost of approximately $160.0 million. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is to be financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.



                                    24 of 28

                           PART II -OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

On January 5, 1998, the Company purchased the remaining participation rights in the cash flow and residual value of Tower 56 from the previous participants for 307,692 shares of Common Stock. At the time of the sale, such shares of Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were offered and sold to the foregoing shareholders in a private offering pursuant to Section 4(2) of the Securities Act. Pursuant to their rights under a registration rights agreement between each of these shareholders and the Company, these shares were registered under a shelf registration statement on Form S-3 (Registration No. 333-47149) which became effective on March 10, 1998.

On February 27, 1998, through a dividend reinvestment plan available to all German shareholders, the Company issued 109,007 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $2,010,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.

On April 28, 1998, the Company issued 3,428,571 shares of Common Stock to Prudential Insurance Company of America ("Prudential") as part of the consideration paid to Prudential for its interest in a Class A office property located at One Memorial Drive, Cambridge, Massachusetts. At the time of the sale, such shares of Common Stock were not registered under the Securities Act and were there offered and sold to Prudential in a private offering pursuant to
Section 4(2) of the Securities Act. Pursuant to a registration rights agreement between the Company and Prudential, on July 16, 1998, the Company has filed a registration statement on Form S-3 (Registration No. 333-59259) that registered Prudential's shares of Common Stock under the Securities Act. As of the date of this report, such registration statement has not been declared effective.

On May 29, 1998, through a dividend reinvestment plan available to all German shareholders, the Company issued 98,487 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $1,761,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company held its Annual Meeting of Stockholders on May 20, 1998. The following individuals were nominated and elected to serve as directors: Cecil D. Conlee, Rodney C. Dimock, Blake Eagle, Dr. Karl-Ludwig Herman, Hans Mautner, Dr. Lutz Mellinger, John S. Moody, Craig R. Stapleton, Michael J.G. Topham, Dick van den Bos and Jan van der Vlist.

The Stockholders voted as follows on the following matters:
         1. Election of Directors. The voting result for each nominee is as follows:


              Name                     Votes For                 Votes Withheld
              ----                     ---------                 --------------
              Cecil D. Conlee          81,819,518                     181,348
              Rodney C. Dimock         81,799,486                     201,380
              Blake Eagle              81,824,898                     175,968
              Dr. Karl-Ludwig Herman   81,819,134                     181,732
              Hans Mautner             81,824,933                     175,933
              Dr. Lutz Mellinger       81,795,483                     205,383
              John S. Moody            81,793,686                     207,180
              Craig R. Stapleton       81,824,718                     176,148
              Michael J.G. Topham      81,800,368                     200,498
              Dick van den Bos         80,497,268                   1,503,598
              Jan van der Vlist        80,499,268                   1,501,598



                                    25 of 28

         2. The Company's 1998 Long-Term Incentive Compensation Plan was approved by a count of 79,965,574 votes for, 951,482 votes against, 264,600 votes abstaining and 819,210 broker non-votes.

         3. The amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of preferred stock from the current amount of 15,000,000 shares to 65,000,000 shares was approved by a count of 63,549,207 votes for, 10,372,461 votes against, 343,814 votes abstaining and 7,685,384 broker non-votes.

         4. The reappointment of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP) as the Company's independent auditors for fiscal year 1998 was approved by a count of 81,814,098 votes for, 27,494 votes against and 158,774 votes abstaining.

For further information regarding the forgoing matters submitted to stockholder approval, see the Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 17, 1998.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         1)       Exhibit 3.1: Certificate of Amendment of Restated Articles of
                               Incorporation of the Company, dated July 10,
                               1998 (incorporated by reference to Exhibit
                               4.2(c) of the Company's Registration
                               Statement on Form S-3, as filed with the Commission on July 16, 1998-Registration No. 333-59259).

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

                                    26 of 28

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




                                    27 of 28

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CORNERSTONE PROPERTIES INC.
                         (Registrant)


                         By: /s/ John S. Moody
                             -------------------------------------
                             John S. Moody, Chairman and CEO

                         Date:  August 14, 1998

                         By: /s/ Kevin P. Mahoney
                             -------------------------------------
                             Kevin P. Mahoney, Senior Vice President and Chief
                                 Financial Officer
                             (Principal Financial Officer)

                         Date:  August 14, 1998




                                    28 of 28