Form 10-K405/A
period 1997-12-31
CORNERSTONE PROPERTIES INC
filed 1998-11-12
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                       or

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         COMMISSION FILE NUMBER 1-12861
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, Cornerstone Properties Inc. (the "Company") hereby amends the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 1998 (the "Annual Report"). This Amendment No. 1 to the Annual Report ("Amendment No. 1") revises Item 8 of the Annual Report to add certain disclosure to Note 1 of the Notes to Consolidated Financial Statements of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements included as a part hereof.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORNERSTONE PROPERTIES INC.
                                (Registrant)

                                /s/ JOHN S. MOODY
                                ---------------------------------------------
                                John S. Moody
                                CEO, DIRECTOR AND CHAIRMAN OF THE BOARD

Dated: November 12, 1998

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

OTHER DEFERRED COSTS

    Costs incurred in the underwriting and issuance of long-term debt, revolving lines of credit and investigating investments in real estate partnerships have been deferred. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. Deferred organization and start-up costs consisting of legal and accounting fees and expenses related to investments in real estate partnerships are being amortized over a period of 60 months. As part of the October 27, 1997 acquisition (see Note 2), the Company purchased several management contracts to which Dutch Institutional Holding Company, Inc. ("DIHC") was a party. The price paid for these contracts is being amortized over four years.

    The Company records costs incurred for potential investments as Other Assets. Upon consummation of an investment, the Company capitalizes all such costs as an adjustment to the purchase price and depreciates these costs over the useful life of the asset. All such costs are expensed at the time it is determined that a potential investment will not be consummated. In addition, during the first quarter of 1998, the Company adopted EITF 97-11 and in accordance therewith expenses all internal acquisition costs.

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