Form 10-Q
period 1998-09-30
CORNERSTONE PROPERTIES INC
filed 1998-11-16
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       Securities and Exchange Commission
                              Washington, DC 20549

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to_________

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

                                      10022
                                   (Zip Code)

                                 (212) 605-7100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:              Name of Each Exchange on which Registered:
  --------------------              ------------------------------------------
  Common Stock, no par value        New York Stock Exchange
                                    Dusseldorf Stock Exchange
                                    Frankfurt Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             -----     ------

     Aggregate market value of registrant's voting Common Stock held by non-affiliates as of November 12, 1998: $1,518,230,531.

Number of shares of Common Stock outstanding as of November 12, 1998:
101,638,864.

                                    PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                              CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands, except per share amounts)



                                                                                September 30,       December 31,
                                                                                    1998               1997
                                                                                -------------       ------------
                                                                                 (Unaudited)
ASSETS

Investments, at cost:
       Land                                                                     $   315,498       $   260,542
       Buildings, leasehold interests and improvements                            1,854,308         1,559,085
       Investment in real estate joint venture                                      245,784           240,253
       Deferred lease costs                                                         140,638           127,645
                                                                                -----------       -----------
                                                                                  2,556,228         2,187,525
       Less: Accumulated depreciation and amortization                              271,218           229,652
                                                                                -----------       -----------
          Total investments                                                       2,285,010         1,957,873

Cash and cash equivalents                                                            30,566            24,730
Restricted cash                                                                       5,250             1,903
Other deferred costs, net of accumulated amortization of $3,015 and $1,998          145,726             5,728
Deferred tenant receivables                                                          48,352            38,531
Tenant and other receivables, net                                                    10,026             7,584
Notes receivable                                                                        528             1,652
Other assets                                                                         10,120            13,480
                                                                                -----------       -----------
Total Assets                                                                    $ 2,535,578       $ 2,051,481
                                                                                -----------       -----------
                                                                                -----------       -----------
LIABILITIES

Long-term debt, inclusive of $11,799 and $11,209 of unamortized premium         $   849,554       $   706,178
Credit facility                                                                     148,000           187,000
Accrued interest payable                                                              7,261             4,134
Accrued real estate taxes payable                                                    19,446            13,401
Accounts payable and accrued expenses                                                19,841            18,363
Unearned revenue and other liabilities                                               16,770            10,986
                                                                                -----------       -----------
Total Liabilities                                                                 1,060,872           940,062
                                                                                -----------       -----------

MINORITY INTEREST

Minority Interest in operating partnership                                           55,258              --
Minority Interest in real estate joint ventures                                      14,811            15,420
                                                                                -----------       -----------
Total Minority Interest                                                              70,069            15,420


Commitments and Contingencies

Redeemable Preferred Stock; 344,828 shares authorized;
   0 shares issued and outstanding                                                     --                --

STOCKHOLDERS' INVESTMENT
7% Cumulative Convertible Preferred Stock, $16.50 stated value;
   65,000,000 shares authorized; 3,030,303 shares issued and outstanding             50,000            50,000
Common stock, no par value; 250,000,000 shares authorized;
   (1998-101,636,864; 1997-83,191,819) shares issued and outstanding
Paid-in capital                                                                   1,356,615         1,048,187
Deferred compensation                                                                (1,978)           (2,188)
                                                                                -----------       -----------
Total Stockholders' Investment                                                    1,404,637         1,095,999
                                                                                -----------       -----------
Total Liabilities and Stockholders' Investment                                  $ 2,535,578       $ 2,051,481
                                                                                -----------       -----------
                                                                               -----------       -----------

                          The accompanying notes are an integral part of these
                              condensed consolidated financial statements.

                                                 2 of 30

                          CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (Dollar amounts in thousands, except per share amounts)
                                           (Unaudited)

                                                        Three Months     Three Months     Nine Months      Nine Months
                                                           Ended            Ended            Ended            Ended
                                                        September 30,    September 30,    September 30,    September 30,
                                                           1998             1997             1998             1997
                                                        -------------    -------------    -------------    -------------
Revenues
       Office and parking rentals                       $  83,227        $  34,546        $ 239,767        $ 103,237
       Earnings in real estate joint venture                3,856             --             10,150             --
       Interest and other income                            1,955            3,868            7,167            8,432
                                                        ---------        ---------        ---------        ---------
           Total Revenues                                  89,038           38,414          257,084          111,669
                                                        ---------        ---------        ---------        ---------

Expenses
       Building operating expenses                         18,896            7,660           52,947           22,693
       Real estate taxes                                   12,034            5,933           34,900           17,553
       Interest expense                                    16,057            7,405           47,724           22,395
       Depreciation and amortization                       15,702            7,057           42,561           20,865
       General and administrative                           3,169            1,869            8,713            5,134
                                                        ---------        ---------        ---------        ---------
           Total Expenses                                  65,858           29,924          186,845           88,640
                                                        ---------        ---------        ---------        ---------
                                                           23,180            8,490           70,239           23,029
                                                        ---------        ---------        ---------        ---------
Other income (expenses)
      Loss on sale of real estate assets                     (127)            --             (2,324)            --
      Minority interest                                    (1,826)            (414)          (4,682)          (1,408)
      Net gain on interest rate swaps                        --               --               --                 99
                                                        ---------        ---------        ---------        ---------
Income before extraordinary item                           21,227            8,076           63,233           21,720

Extraordinary loss                                         (2,269)            --             (2,269)             (54)
                                                        ---------        ---------        ---------        ---------

Net income                                              $  18,958        $   8,076        $  60,964        $  21,666
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Income applicable to preferred stock                    $    (875)       $    (875)       $  (2,625)       $  (9,285)
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Income applicable to common stock                       $  18,083        $   7,201        $  58,339        $  12,381
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Income before extraordinary item per common share       $    0.20        $    0.16        $    0.62        $    0.37
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Extraordinary loss per common share                     $   (0.02)       $    --          $   (0.02)       $    --
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Basic income per common share                           $    0.18        $    0.16        $    0.59        $    0.37
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------
Diluted income per common share                         $    0.18        $    0.16        $    0.59        $    0.37
                                                        ---------        ---------        ---------        ---------
                                                        ---------        ---------        ---------        ---------

                           The accompanying notes are an integral part of these
                               condensed consolidated financial statements.

                                                 3 of 30

                                CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                        (Dollar amounts in thousands)
                                                 (Unaudited)

                                                                                         Nine Months       Nine Months
                                                                                            Ended             Ended
                                                                                        September 30,     September 30,
                                                                                            1998              1997
                                                                                          ---------         ---------
Cash flows from operating activities:
        Net income                                                                        $  60,964         $  21,666
        Adjustments to reconcile net income to net cash
           provided by operating activities:
              Depreciation and amortization                                                  42,618            21,282
              Deferred compensation amortization                                                787               661
              Share of net loss in real estate joint venture                                  5,001              --
              Net gain on interest rate swap                                                   --                 (99)
              Extraordinary loss                                                              2,269                54
              Unbilled rental revenue                                                        (9,332)             (978)
              Increase in accrued interest payable                                            3,127               440
              Minority interest share of income                                               4,682             1,408
              Loss on sale of real estate assets                                              2,324              --
              Increase in tenant and other receivables and other assets                      (3,777)           (4,772)
              Increase in accounts payable, accrued expenses and other liabilities            8,123             3,810
                                                                                          ---------         ---------

              Total adjustments                                                              55,822            21,806
                                                                                          ---------         ---------

              Net cash provided by operating activities                                     116,786            43,472
                                                                                          ---------         ---------

Cash flows from investing activities:
        Additions to investment property                                                   (343,160)          (75,064)
        Repayment of notes receivable                                                         1,124               903
        Investments in and advances to real estate joint ventures                            (7,134)             --
        Proceeds from sale of real estate assets                                             45,538              --
                                                                                          ---------         ---------

              Net cash used in investing activities                                        (303,632)          (74,161)
                                                                                          ---------         ---------

Cash flows from financing activities:
        Proceeds from common stock offering                                                 262,344           225,400
        Borrowings under mortgage loans                                                      82,377            35,000
        Borrowings under credit facility                                                    221,500              --
        Repayments under credit facility                                                   (260,500)             --
        Repayment of term loan                                                                 --             (32,500)
        Repayments under mortgage loans                                                      (2,502)             (812)
        Proceeds from dividend reinvestment plan                                              5,247             8,586
        Net payments for swap terminations and debt prepayment costs                         (1,762)             (216)
        Increase in restricted cash                                                          (3,348)          (35,302)
        Stock and debt issuance costs                                                       (15,610)          (18,139)
        Distributions to minority partners                                                   (5,618)           (1,285)
        Distributions to preferred stockholders                                              (3,500)          (10,160)
        Distributions to common stockholders                                                (85,946)          (29,812)
                                                                                          ---------         ---------

              Net cash provided by financing activities                                     192,682           140,760
                                                                                          ---------         ---------

Increase in cash and cash equivalents                                                         5,836           110,071
Cash and cash equivalents, beginning of period                                               24,730           114,803
                                                                                          ---------         ---------
Cash and cash equivalents, end of period                                                  $  30,566         $ 224,874
                                                                                          ---------         ---------
                                                                                          ---------         ---------

                            The accompanying notes are an integral part of these
                                condensed consolidated financial statements.

                                                  4 of 30

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.   NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of the Company's Business

     Cornerstone Properties Inc., a Nevada corporation ("Cornerstone" or the "Company"), is a self-advised real estate investment trust ("REIT") that owns interests in 21 Class A office properties comprising approximately 11.4 million rentable square feet that are located in 11 metropolitan areas throughout the United States. Cornerstone's strategy is to own interests in Class A office properties in prime central business district locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets.

     In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its property business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which Cornerstone is the sole general partner. As of November 12, 1998, Cornerstone owned, directly or indirectly, approximately 96.1% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

General

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the unaudited results of operations for the three and nine month periods presented, have been included. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

Principles of Consolidation

     The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiary, the Operating Partnership and controlled partnerships. The Company has consolidated the following partnerships because it has a majority interest in the economic benefits and is or has the right to become the managing general partner at its sole discretion: NWC Limited Partnership ("NWC"); Third and University Limited Partnership ("Third Partnership"); Two Twenty Two Berkeley Venture ("222 Berkeley"); Five Hundred Boylston West Venture ("500 Boylston") and One Ninety One Peachtree Associates ("191 Peachtree"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

     The Company has reclassified certain prior period amounts in order to conform them to the September 30, 1998 financial statement presentation.

                                     5 of 30

Minority Interest

     Minority interest in the Operating Partnership relates to the interest in the Operating Partnership the Company does not own, which as of September 30, 1998 amounted to 3.9%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a Unitholder, the Company will be obligated to redeem each UPREIT Unit held by such Unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of September 30, 1998, the number of issued and outstanding UPREIT Units held by Unitholders other than the Company was 4,145,883 (3.9%) and as of such date, no UPREIT Units have been exchanged for shares of Common Stock.

     Minority interest in real estate joint ventures represents the Company's partner's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston and 191 Peachtree. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership agreements. Realizability of the debit balances is continually monitored by calculating pro forma sales proceeds under the respective partnership agreements.

Recently Issued Accounting Standards

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that when the Company adopts SFAS 133, SOP 98-5 and SOP 98-1 they will not have a significant impact on the Company's financial statements.

     During the first quarter of 1998, the Company adopted the Emerging Issues Task Force of the Financial Accounting Standards Board release Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. The adoption of EITF 97-11 did not have a material impact on the Company's financial statements.

     During the first quarter of 1998, the Company also adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. The adoption of SFAS 130 did not have a significant impact on the Company's financial statements.

Estimates and Risks

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to make disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant risks, estimates and assumptions are related to the recoverability and depreciable lives of investment property, the recoverability of deferred tenant receivables and the qualification of the Company as a REIT. Actual results could differ from those estimates.

                                    6 of 30

2. PROPERTIES

     The following table summarizes Cornerstone's interest in real estate investments at September 30, 1998:


                                                                   Completed/   Net Rentable              Ownership
Property                               Location                     Acquired    square feet    % Leased    Interest   Notes
--------                               --------                     --------    ----------     --------    --------   -----
One Norwest Center..........   Denver, Colorado                        1983      1,188,000          97%       100%
Norwest Center..............   Minneapolis, Minnesota                  1988      1,118,000          99%        50%        A
Washington Mutual Tower.....   Seattle, Washington                     1988      1,155,000          99%        50%        B
125 Summer Street...........   Boston, Massachusetts              1989/1995        464,000          99%       100%
Tower 56....................   New York, New York                 1983/1996        162,000          99%       100%        C
One Lincoln Centre..........   Oakbrook Terrace, Illinois         1986/1996        297,000          91%       100%
527 Madison Avenue..........   New York, New York                 1986/1997        216,000         100%       100%
191 Peachtree Street........   Atlanta, Georgia                   1991/1997      1,221,000          97%        80%        D
Market Square...............   Washington, D.C.                   1990/1997        689,000          95%        59%        E
500 Boylston Street.........   Boston, Massachusetts              1988/1997        715,000         100%      91.5%        F
222 Berkeley Street.........   Boston, Massachusetts              1991/1997        531,000         100%      91.5%        F
Charlotte Plaza.............   Charlotte, North Carolina          1982/1997        613,000          98%       100%
200 Galleria................   Atlanta, Georgia                   1985/1997        433,000          94%       100%
11 Canal Center.............   Alexandria, Virginia               1986/1997         70,000          96%       100%
99 Canal Center.............   Alexandria, Virginia               1986/1997        138,000          99%       100%
TransPotomac Plaza 5........   Alexandria, Virginia               1983/1997         96,000         100%       100%
Sixty State Street..........   Boston, Massachusetts              1979/1997        823,000          99%       100%        G
Corporate 500 Centre........   Deerfield, Illinois             1986-90/1998        679,000          95%       100%        H
One Memorial Drive..........   Cambridge, Massachusetts           1987/1998        353,000         100%       100%        I
201 California Street.......   San Francisco, California          1980/1998        240,000         100%       100%        J
Wilshire Palisades..........   Santa Monica, California           1981/1998        186,000         100%       100%        J



--------
(A) While the Company's stated interest in the partnership that owns Norwest Center is 50%, its economic interest in the property is significantly larger due to priority distributions it receives on its invested capital base. For the nine months ended September 30, 1998, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 81%.

(B) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50%, its economic interest in the property is significantly larger due to priority distributions it receives on its invested capital base. For the nine months ended September 30, 1998, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(C) On January 5, 1998, the Company purchased the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. As a result, all cash flow and the residual value of Tower 56 inures to the Company.

                                     7 of 30

(D) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80%, its economic interest is significantly larger because it acquired the first mortgage note on the property in the amount of $145 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1997, the partner in the transaction, CH Associates, Ltd., received an annual incentive distribution of $250,000, which the Company expects it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow from the property.

     The partnership that owns 191 Peachtree Street leases a portion of the land upon which the project is located pursuant to a ground lease agreement. The agreement requires the partnership to make annual payments of $5,000 through January 31, 1998, $45,000 through January 31, 2002 and $75,000 through January 31, 2008. Thereafter, the annual rent increases $2,500 per year until the expiration date of January 31, 2087. The partnership records ground rental expense relating to this agreement on a straight-line basis. The ground lease is renewable for an additional 99 years.

(E) In January 1998, the Company acquired partnership interests with a stated interest of approximately 59% in the partnerships that own Market Square, with the option to purchase an additional 1%. The Company's economic interest is significantly larger because it has acquired the first mortgage note on the property in the amount of $181.0 million, which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million, which accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage. During the nine months ended September 30, 1998, the Company received 100% of the cash flow from the property. The Company accounts for the transaction as an equity investment in real estate.

(F) Distributions of cash flow and sales and refinancing proceeds are shared in proportion to the Company's 91.5% partnership interest and Hines Interests Limited Partnership's and/or its affiliates' ("Hines") 8.5% partnership interest.

(G) On December 31, 1997, Cornerstone purchased the second mortgage on Sixty State Street located in the heart of Boston's Central Business District. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) inure to the Company.
     The Company controls all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million. The $78.4 million first mortgage on the property was originally recorded by the Company as an $89.6 million liability due to its above-market interest rate.

     The second mortgage, which the Company holds, is collateralized only by the improvements on Sixty State Street in Boston. Title to the improvements is owned by Marshall Field, who is the ground lessee under a ground lease that expires on December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

(H) On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. Constructed between 1986 and 1990, Corporate 500 Centre consists of four Class A office buildings comprising approximately 680,000 rentable square feet. The total purchase price of the property was approximately $150.0 million, approximately $15.0 million of which was paid in UPREIT Units priced at $18.50 per unit. The Company financed a portion of the costs to acquire the property with an $80.0 million mortgage loan from Bankers Trust Company at an interest rate of LIBOR plus 1.0%. The Company had entered into an interest rate swap agreement with Bankers Trust Company that effectively fixed the interest rate on the mortgage loan at 6.63%; this agreement was terminated in August 1998 at no cost to the Company. This swap was considered a hedge for federal income tax purposes. This mortgage was subsequently refinanced in October 1998 - see Footnote 5(M).

                                     8 of 30

(I) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the property was approximately $112.5 million, approximately $29.0 million of which was paid in UPREIT Units priced at $17.50 per unit. The Company also issued 3,428,571 shares of Common Stock priced at $17.50 per share as part of the acquisition.

(J) On June 3, 1998, the Company purchased 201 California Street in San Francisco, California, and Wilshire Palisades in Santa Monica, California. The total purchase price for the properties was approximately $121.5 million, approximately $29.1 million of which was paid in UPREIT Units priced at $17.50 per unit. Also included in the purchase price was $64.6 million in assumed debt.

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

On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, PA, for net proceeds of approximately $26,748,000, resulting in a loss of $2,111,540.

3.   INVESTMENT IN REAL ESTATE JOINT VENTURE

     During October 1997, the Company acquired the first mortgage note on Market Square in the amount of $181.0 million which earns interest at a rate of 9.75%. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million, which accrues interest at a rate of 11% per annum and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage.

     During January 1998, the Company purchased a 99% interest in Market Square Development Investors ("MSDI") for approximately $5.1 million. MSDI owns an 85.71% interest in Market Square Associates ("MSA"), which owns a 70% interest in Avenue Associates Limited Partnership ("AALP"). AALP owns and operates Market Square. The Company's investment is accounted for under the equity method. The following table provides summary balance sheet information as of September 30, 1998 and income and expense information for the nine months ended September 30, 1998 for the MSA entity (amounts in thousands):

                                                               1998
                                                           -------------
Total Assets, primarily investments in real estate           $ 173,830
Total Liabilities, primarily notes payable to the Company      235,684
Revenues, primarily office and parking rentals                  21,403
Net Loss                                                        (6,995)


     The amount recorded as earnings in real estate joint venture includes the interest income earned on the notes discussed above, which was offset by the net loss of MSA from January 30, 1998 through September 30, 1998, plus adjustments for straight-line rent and interest expense.

4.   OTHER DEFERRED COSTS

     Included within "other deferred costs" is $138.8 million in loans made by the Company between June and September 1998 to affiliates or special purpose entities formed by William Wilson & Associates (individually or collectively "Wilson"). The loans bear interest at a rate of LIBOR plus 1.50% and mature on December 31, 1999 ($89.1 million) and March 20, 2000 ($49.7 million). The loans are collateralized by seven office projects and one parcel of undeveloped land owned by Wilson in the western United States. Upon consummation of the Wilson Acquisition, the outstanding loan balance will be offset against the purchase price. In the event that the Wilson Acquisition is not consummated (see Footnotes 7 and 13), Wilson is obligated to repay the loans and any accrued interest. The Company financed these loans in part through drawing on its credit facility, which bears interest at a weighted-average rate of approximately 6.79%.

                                     9 of 30

5.   LONG-TERM DEBT

     The following table sets forth certain information regarding the consolidated debt obligations of the Company as of September 30, 1998, including mortgage obligations relating to the Company's properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances.


                                                                           Maturity     Prepayment
Property                                 Amortization     Interest Rate    Date         Provisions        9/30/98        12/31/97
--------                                 ------------     -------------    --------     ----------        -------        --------

Convertible Promissory Note
 due 2001 (A)....................      Interest only     8.11% max (B)    Jan-2001    Not prepayable     $12,926,000    $12,926,000
One Norwest Center (C)............     10 year           6.90             Oct-2008     (D)                98,500,000     96,780,000
Norwest Center....................     Interest only     8.74             Dec-2005    Not prepayable     110,000,000    110,000,000
Washington Mutual Tower...........     Interest only     7.53             Nov-2005     (E)                79,100,000     79,100,000
125 Summer Street.................     Interest only (F) 7.20             Jan-2003     (G)                50,000,000     50,000,000
Tower 56..........................     30 year           7.67             May-2003     (H)                17,608,000     17,742,000
TransPotomac Plaza 5 and Charlotte
  Plaza (I).......................     Interest only     7.28             Oct-2000    Not prepayable      65,000,000     65,000,000
527 Madison Avenue and One Lincoln
  Centre (I)......................     Interest only     7.47             Oct-2004    Not prepayable      65,000,000     65,000,000
Market Square (J) and 200
  Galleria (I)....................     Interest only     7.54             Oct-2007    Not prepayable     120,000,000    120,000,000
Sixty State Street (K)............     30 year           6.84             Jan-2005     (L)                88,140,000     89,630,000
Corporate 500 Centre (M)..........     Interest only     6.63 (N)         Jul-2002    Prepayable          80,000,000       -
201 California Street (O).........     30 year           6.70             Mar-2005     (P)                33,171,000       -
Wilshire Palisades (Q)............     30 year           6.70             Jul-2002     (R)                30,109,000       -
                                                         ---------------------------                  ------------------------------
                                                         7.37%(S)         6.4 yrs. (S)                  $849,554,000   $706,178,000

------------

(A) The lender, Hines, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then-existing share price.

(B)  Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(C) On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with CIGNA and Mass Mutual. As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

(D) No prepayment until October 1, 2000. From October 1, 2000 through September 30, 2007, the prepayment fee is the greater of 1% of the outstanding principal balance or Treasury Yield Maintenance (as defined). Beginning October 1, 2007, the prepayment fee is Treasury Yield Maintenance. The loan may be repaid at par during the last three months of the loan.

(E) No prepayment until September 30, 1998. Prepayable thereafter, with a prepayment fee equal to the greater of 1% of the outstanding principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee during the six months prior to the maturity date.

(F) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

                                     10 of 30

(G) No prepayment until July 1, 1999. Prepayable thereafter with a prepayment fee equal to the greater of 1% of the outstanding principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee on or after three months prior to maturity date.

(H) No prepayment until December 31, 1999. Prepayable thereafter with a prepayment fee equal to the greater of 1% of the principal balance or Treasury Yield Maintenance (as defined). Prepayment without fee during the three months prior to the maturity date.

(I) The three loans arising from the acquisition of several properties from DIHC are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(J) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square which the Company purchased from PGGM.

(K) While the face amount of the loan is $77,938,000, and the interest rate is 9.5%, the Company is carrying the debt at $88,140,000, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.84%.

(L) No prepayment until February 1, 2000. Prepayable thereafter with a prepayment fee equal to the greater of 2% of the outstanding principal balance or Treasury Yield Maintenance (as defined). The 2% maximum is reduced by 0.25% per annum thereafter until it reaches 1%. Prepayment without fee during the 90 days prior to the maturity date.

(M) On October 9, 1998, the Company completed the refinancing of the $80.0 million mortgage on Corporate 500 Centre with Teachers Insurance and Annuity Association. As a result of the refinancing, the principal balance was increased to $90.0 million, the term of the loan was extended from 4.5 years to 10 years and the interest rate was increased by three basis points to 6.66%.

(N)  The interest rate on the loan is LIBOR plus 100 basis points.

(O) While the face amount of the loan is $32,842,000, and the interest rate is 6.9%, the Company has recorded the debt at $33,171,000, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.70%.

(P) No prepayment until March 15, 2001. Prepayable thereafter with a prepayment fee, if paid in full, equal to the greater of 1% of the amount being prepaid or Modified Yield Maintenance (as defined). If a partial prepayment is made, the prepayment fee is equal to Modified Yield Maintenance. Prepayment without fee during the 120 days prior to the maturity date.

(Q) While the face amount of the loan is $28,841,000, and the interest rate is 8.04%, the Company has recorded the debt at $30,109,000, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.70%.

(R) No prepayment until July 1, 1998. Prepayable thereafter with 60 days notice to Lender, with a prepayment fee equal to the greater of 1% of the outstanding principal balance or Yield Maintenance (as defined).

(S) Weighted-average interest rate and term of the Company's long-term debt.

Since most of the long-term debt is collateralized by property, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

                                    11 of 30

6.   CREDIT FACILITY

     The Company has a $350 million Revolving Credit Facility with Bankers Trust Company and The Chase Manhattan Bank for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The line of credit expires on October 27, 2000. As of September 30, 1998, $148.0 million of the credit line was outstanding at a weighted-average interest rate of approximately 6.79% as well as a $0.9 million letter of credit at a spread of 1.40%. The letter of credit expired on November 2, 1998. The line of credit contains certain restrictive covenants including; (i) a limitation on the Company's dividend to 90% of funds from operations and 110% of cash available for distribution; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value to secured indebtedness may not be less than 2.50 to 1.00.

7.   COMMITMENTS AND CONTIGENCIES

     The Company has entered into an agreement to purchase a 912,000 square foot Class A office building, currently under development, in downtown Minneapolis, Minnesota, for an estimated cost of approximately $160.0 million, of which approximately $33.0 million has been spent to date. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is to be financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

     On June 22, 1998, the Company entered into an agreement to merge with and acquire certain assets from Wilson, a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle (the "Wilson Acquisition"). The total purchase price for the Wilson Acquisition is estimated to be approximately $1.81 billion and is expected to close during the fourth quarter of 1998. See Footnote 13.

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

     On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million (approximately $262.3 million gross proceeds less an underwriting discount of approximately $13.7 million and expenses of approximately $0.7 million). The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility and for working capital purposes.


                                    12 of 30

     The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of September 30, 1998:


Stock Options

                    Options Granted   Exercise Price                               Options         Options
  Date of Grant     (No. of shares)   (per share)           Vesting(A)           Exercisable      Exercised
  -------------     ---------------   -----------           ----------           -----------      ---------
August, 1995 ....        637,500       $   14.30        33.3%/yr, 10yr term        637,500                 0
October, 1995 ...        150,000       $   14.30        33.3%/yr, 10yr term        100,000            10,500
March, 1997 .....        880,000       $   14.50        33.3%/yr, 10yr term        293,333                 0
November, 1997 ..         70,000       $   18.44        33.3%/yr, 10yr term              0                 0
February, 1998 ..         70,000       $   18.13        33.3%/yr, 10yr term              0                 0
February, 1998 ..        595,000       $   18.25        33.3%/yr, 10yr term              0                 0
March, 1998 .....        200,000       $   18.25        33.3%/yr, 10yr term              0                 0




Restricted Stock Grants


                           Shares Granted           Value at Grant
      Date of Grant        (No. of shares)          Date (per share)                        Vesting (B)
      -------------        ---------------          ----------------                        -----------
August, 1995                     167,622                 $14.30           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1996, 1997, 1998, 1999 and with respect to 46.668% on
                                                                          June 30, 2000.
March, 1997                      100,000                 $16.38           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1998, 1999, 2000, 2001 and with respect to 46.668% on
                                                                          June 30, 2002.
November, 1997                    12,500                 $18.44           The grant will fully vest with respect to 13.333% on June
                                                                          30, 1998, 1999, 2000, 2001 and with respect to 46.668% on
                                                                          June 30, 2002.
March, 1998                       12,500                 $18.13           The grant will fully vest with respect to 13.333% on
                                                                          March 15, 1999, 2000, 2001, 2002 and with respect to
                                                                          46.668% on March 15, 2003.
March, 1998                       19,178                 $18.25           The grant will fully vest with respect to 13.333% on
                                                                          March 15, 1999, 2000, 2001, 2002 and with respect to
                                                                          46.668% on March 15, 2003.

--------

(A) The vesting schedule for the options were amended from 20%/yr, 10yr term to 33.3%/yr, 10yr term on February 4, 1998.

(B) Deferred compensation of approximately $4,842,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance of approximately $1,978,000 shown as a deduction from stockholders' investment. Regular dividends are paid on restricted stock.

9.   STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

     A cash dividend and Unitholder distribution of $0.30 per share/unit was declared for the first quarter of 1998 and paid on February 27, 1998, to Common Stockholders and Unitholders of record as of January 30, 1998. A cash dividend and Unitholder distribution of $0.30 per share/unit was declared for the second quarter of 1998 and paid on May 29, 1998, to Common Stockholders and Unitholders of record as of April 30, 1998. A cash dividend and Unitholder distribution of $0.30 per share/unit was declared for the third quarter of 1998 and paid on August 31, 1998, to Common Stockholders and Unitholders of record as of July 31, 1998.

                                    13 of 30

10.  INCOME PER COMMON SHARE

     The tables below set forth the calculation of income per common share for the three and nine months ended September 30, 1998 and 1997 (dollar amounts in thousands, except per share amounts):

                                                                            Three Months Ended
                                                          -------------------------------------------------------
                                                              September 30, 1998            September 30, 1997
                                                          ----------------------------    -----------------------
                                                              Basic        Diluted          Basic      Diluted
                                                          -------------- -------------    ----------- -----------
               Proceeds upon exercise of options            $    --         $  40,940       $    --   $  24,021
               Market price of shares
                    average for the respective period       $    --         $   15.91       $    --   $   17.31
               Treasury shares that could be
                    repurchased (options)                        --             2,573            --       1,388
               Option shares outstanding                         --             2,592            --       1,668
               Weighted common stock equivalent
                    shares (Excess shares under option
                    over Treasury shares that could
                    be repurchased)                              --               157            --         280
               Weighted average common shares
                    outstanding                               101,574         101,574          45,804    45,804
                                                            ---------       ---------       --------- ---------
               Adjusted weighted average common
                    shares outstanding                        101,574         101,731          45,804    46,084


               Net income for the period                    $  18,958       $  18,958       $   8,076 $   8,076
               Income applicable to
                    preferred stock                         $   (875)       $   (875)       $   (875) $   (875)
                                                            ---------       ---------       --------- ---------
               Income available to
                    common shares                           $  18,083       $  18,083       $   7,201 $   7,201
               Income per common share                      $    0.18       $    0.18       $    0.16 $    0.16


                                                                            Nine Months Ended
                                                          -------------------------------------------------------
                                                              September 30, 1998            September 30, 1997
                                                          ----------------------------    -----------------------
                                                              Basic        Diluted          Basic      Diluted
                                                          -------------- -------------    ----------- -----------
               Proceeds upon exercise of options          $   --         $ 40,940         $   --      $ 24,021
               Market price of shares
                   average for the respective period      $   --         $  17.29         $   --      $  16.14
               Treasury shares that could be
                   repurchased (options)                      --            2,368             --         1,488
               Option shares outstanding                      --            2,592             --         1,668
               Weighted common stock equivalent
                   shares (Excess shares under option
                   over Treasury shares that could be
                   repurchased)                               --              276             --           179
               Weighted average common shares
                   outstanding                              98,312         98,312           33,494      33,494
                                                          --------       --------         --------    --------
               Adjusted weighted average common
                   shares outstanding                       98,312         98,588           33,494      33,673

               Net income for the period                  $ 60,964       $ 60,964         $ 21,666    $ 21,666
               Income applicable to
                   preferred stock                        $ (2,625)      $ (2,625)        $ (9,285)   $ (9,285)
                                                          --------       --------         --------    --------
               Income available to
                   common shares                          $ 58,339       $ 58,339         $ 12,381    $ 12,381
               Income per common share                    $   0.59       $   0.59         $   0.37    $   0.37


                                    14 of 30

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was approximately $46,981,000 and $21,955,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

     On September 25, 1998, in conjunction with the refinancing of the One Norwest Center mortgage, the Company incurred an extraordinary loss of $507,022, which represented the unamortized deferred financing costs on the previous One Norwest Center mortgage at the time of the refinancing.

12.  PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information shown below is based on the consolidated historical statements of Cornerstone after giving effect to the acquisitions of 527 Madison Avenue, the DIHC Properties, Corporate 500 Centre, One Memorial Drive, 201 California Street and Wilshire Palisades as if such acquisitions took place on January 1, 1998 and 1997, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the acquisitions taken place at the date indicated. Also, they may not be indicative of the results that may be achieved in the future.


            September 30,                              1998                 1997
            -------------                              ----                 ----
Pro forma total revenues                          $ 269,769,000        $ 246,576,000
Pro forma income before extraordinary items          63,165,000           68,080,000
Pro forma net income                                 60,896,000           68,026,000
Pro forma extraordinary loss per share                    (0.02)                0.00
Pro forma income per share                                 0.58                 0.83

                                    15 of 30

13.  OTHER MATTERS

     On June 22, 1998, the Company entered into an agreement to merge with and acquire certain assets from Wilson, a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle. The total purchase price for Wilson and its portfolio is expected to be approximately $1.81 billion. At this price, it is anticipated that the Company will issue to Wilson and its investors approximately $635 million in Common Stock and UPREIT Units, at a stated price of $17.25 per share/unit, and pay cash for the remaining equity. In addition, the Company will assume or repay approximately $780 million of existing indebtedness currently held by Wilson. The cash needed for the transaction will be financed under the Revolving Credit Facility and from an expected sale of $200 million of Common Stock to PGGM, a 31% equity holder in the Company at September 30, 1998, at an agreed price of $17.25 per share. The consummation of the Wilson Acquisition is subject to the approval of the stockholders of the Company and the investors of Wilson, as well as other outstanding closing conditions. The Wilson investors consented to the transaction in September 1998. The Company's proxy statement has been filed and distributed to its stockholders. Upon approval of the transaction by the Company's stockholders, the transaction will close in the fourth quarter of 1998.

14.  SUBSEQUENT EVENTS

     A cash dividend and Unitholder distribution of $0.30 per share/unit was declared for the fourth quarter of 1998 to Common Stockholders and Unitholders of record as of October 30, 1998, to be paid on November 30, 1998.

     On November 4, 1998, a syndicate of banks led by BT Alex. Brown, Chase Securities, and NationsBank Montgomery Securities provided the Company with a $550 million line of credit for acquisitions and general working capital purposes. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40% over LIBOR. These are the same terms as the Company's previous $350 million line of credit, which was retired at the closing of the new line of credit. The $550 million line of credit expires on November 4, 2001. On November 4, 1998, the amount outstanding on the previous line of credit was transferred to the banks taking part in the syndicate providing the new line of credit.

     On November 6, 1998, the Company purchased an additional 14.29% partnership interest in MSA for $4.0 million. Upon completion of the transaction, the Company effectively owns 99.14% of the MSA entity, which has a 70% interest in AALP. AALP owns and operates Market Square (see Footnote 3). The Company will consolidate Market Square in the fourth quarter.

                                    16 of 30

Item 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
      OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


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

Property Results

     For the three and nine months ended September 30, 1998 and 1997, Property results can be summarized as follows (amounts in thousands):


                                           For the three           For the three         For the nine        For the nine
                                            months ended            months ended         months ended        months ended
                                          September 30, 1998     September 30, 1997   September 30, 1998  September 30, 1997
                                         --------------------    ------------------   ------------------  ------------------

Office and Parking Rentals                      $83,227                $34,546              $239,767            $103,237
Less:
  Building Operating Expenses                    18,896                  7,660                52,947              22,693
  Real Estate Taxes                              12,034                  5,933                34,900              17,553
  Depreciation and Amortization                  15,702                  7,057                42,561              20,865
                                                -------                -------              --------             -------
Total Operating Expenses                         46,632                 20,650               130,408              61,111
                                                -------                -------              --------             -------
Total Property Income                           $36,595                $13,896              $109,359             $42,126
                                                -------                -------              --------             -------
                                                -------                -------              --------             -------


     The increase in property income of $22.7 million for the three months ended September 30, 1998 as compared to the same period in 1997 was due to additional revenue of $22.6 million derived from 13 properties acquired since September 30, 1997. At the properties held during both periods (the "Existing Propoerties"), property income at One Norwest Center increased $0.4 million due to increased rental rates. The remaining increase of $0.1 million was caused by slight variances in property income at the existing properties. These increases were offset by a reduction in property income of $0.4 million at the Frick Building which was due to the sale of this building in April 1998.

     The increase in property income of $67.2 million for the nine months ended September 30, 1998 as compared to the same period in 1997 was due to the additional revenue of $65.9 million derived from 13 properties acquired since September 30, 1997 and an increase of $0.7 million in revenues from 527 Madison Avenue because it was purchased in February 1997. At the Existing Properties, property income at One Norwest Center increased $0.2 million due to increased rental rates. Washington Mutual Tower increased $0.6 million due to increased rental rates and parking revenue. 125 Summer Street increased $0.6 million due to increased rental rates and the lease up of the former Gadsby and Hannah space which was vacant during the same period in 1997. These increases were offset by a reduction in property income of $0.6 million at the Frick Building which was due to the sale of this building in April 1998. The remaining decrease of $0.2 million was caused by slight variances in property income at the other properties.

                                    17 of 30

Earnings in Real Estate Joint Venture

    The earnings in real estate joint venture of approximately $10.1 million for the nine months ended September 30, 1998 was due to the acquisition of the mortgage loan and "buffer loan" on Market Square in October 1997 and the partnership interest in Market Square in January 1998. The amount is comprised of approximately $15.1 million of interest earned on the loans which is offset by an equity in loss pickup of approximately $5.0 million.

Interest and Other Income

     Interest and other income decreased to approximately $2.0 million for the three months ended September 30, 1998 from approximately $3.9 million for the three months ended September 30, 1997. These amounts primarily consist of interest earned from short-term investments, management fee income, lease cancellation payments and income from advisory contracts in 1997. The decrease was due to a reduction in interest income of $2.7 million on short-term investments due to the Company having excess cash in 1997 from its preferred stock placement that occurred in late 1996 as well as its IPO in April 1997, a reduction of $0.6 million due to the expiration of certain advisory contracts in 1997 and a reduction in lease cancellation income of $0.3 million. These amounts were offset by an increase of $0.8 million in tenant alteration income, a $0.4 million increase in management fee income and an increase of $0.5 million in other income.

     Interest and other income decreased to approximately $7.2 million for the nine months ended September 30, 1998 from approximately $8.4 for the nine months ended September 30, 1997. These amounts primarily consist of interest earned from a mortgage note receivable, short-term investments, a note receivable from a partner, management fee income and income from advisory contracts in 1997. The decrease was due to a reduction in interest income of $4.7 million on short-term investments due to the Company having excess cash in 1997 from its preferred stock placement that occurred in late 1996 as well as its IPO in April 1997, a reduction of $0.9 million due to the expiration of certain advisory contracts in 1997 and a reduction of $0.1 million in interest received from the note receivable from a partner due to the reduction in principal. These amounts were offset by an increase of $2.0 million in tenant alteration income, an increase of $1.8 million due to the purchase of the mortgage note on Market Square in late 1997 and an increase of $0.7 million in management fee income.

Interest Expense

     Interest expense incurred by Cornerstone relating to its financing activities increased to approximately $16.1 million for the three months ended September 30, 1998 from approximately $7.4 million for the three months ended September 30, 1997. The increase in interest expense was due to $4.7 million of interest expense on the purchase money loans from the DIHC transaction, an increase in interest expense of $0.2 million on the Revolving Credit Facility, an increase of $0.2 million in amortization of deferred financing costs, interest of $1.5 million on the Sixty State Street loan, interest of $1.3 million on the Corporate 500 Centre loan, interest of $0.5 million on the 201 California Street loan and interest of $0.5 million on the Wilshire Palisades loan. These increases were offset by the decrease of $0.2 million due to the refinancing of the One Norwest Center loan, as discussed below.

     Interest expense incurred by Cornerstone relating to its financing activities increased to approximately $47.7 million for the nine months ended September 30, 1998 from approximately $22.4 million for the nine months ended September 30, 1997. The increase in interest expense was due to $13.7 million of interest expense on the purchase money loans from the DIHC transaction, an increase in interest expense of $2.0 million on the Revolving Credit Facility, an increase of $0.6 million in amortization of deferred financing costs, interest of $4.6 million on the Sixty State Street loan, interest of $3.6 million on the Corporate 500 Centre loan, interest of $0.7 million on the 201 California Street loan and interest of $0.7 million on the Wilshire Palisades loan. These increases were offset by a decrease of $0.4 million due to the Term Loan interest and a decrease of $0.2 million due to the refinancing of the One Norwest Center loan, both as discussed below.

                                    18 of 30

General and Administrative Expenses

     The aggregate amount of Cornerstone's general and administrative expenses have increased to approximately $3.2 million for the three months ended September 30, 1998 from approximately $1.9 million for the three months ended September 30, 1997. The increase in 1998 from 1997 of $1.3 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twelve-month period. Included in the increase is approximately $1.1 million of accrued bonus expense which is expected to be paid upon consummation of the Wilson Acquisition.

     The aggregate amount of Cornerstone's general and administrative expenses have increased to approximately $8.7 million for the nine months ended September 30, 1998 from approximately $5.1 million for the nine months ended September 30, 1997. The increase in 1998 from 1997 of $3.6 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twelve-month period. Included in the increase is approximately $1.1 million of accrued bonus expense which is expected to be paid upon consummation of the Wilson Acquisition.

Loss on Sale of Real Estate Assets

     On March 31, 1998, the Dearborn Land, an undeveloped parcel of land in Chicago that was acquired in October 1997 along with nine Class A office properties from PGGM and DIHC was sold for net proceeds of approximately $18.8 million, resulting in a loss of approximately $0.2 million.

     On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, PA, for net proceeds of approximately $26.7 million, resulting in a loss of approximately $2.1 million.

Minority Interest

     Minority interest increased to approximately $1.8 million for the three months ended September 30, 1998 from approximately $0.4 million for the three months ended September 30, 1997 due to the allocation of income to the Unitholders and the purchase of the partnership interests in 500 Boylston, 222 Berkeley and 191 Peachtree.

     Minority interest increased to approximately $4.7 million for the nine months ended September 30, 1998 from approximately $1.4 million for the nine months ended September 30, 1997 due to the allocation of income to the Unitholders and the purchase of the partnership interests in 500 Boylston, 222 Berkeley and 191 Peachtree.

Interest Rate Swaps

     During 1998, the Company had entered into a $80.0 million interest rate swap to protect it from interest rate fluctuations that could have affected its floating rate debt on Corporate 500 Centre. The swap effectively fixed the interest rate on the $80.0 million loan at 6.63%. This agreement was terminated in August 1998 at no cost to the Company. The swap was considered a hedge for federal income tax purposes.

                                    19 of 30

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow (dollar amounts in thousands)


                                           For the nine months ended       For the nine months ended
Cash flow provided by (used in):               September 30, 1998              September 30, 1997
--------------------------------           -------------------------       -------------------------
Operating activities                              $   116,786                      $   43,472
Investing activities                                 (303,632)                        (74,161)
Financing activities                                  192,682                         140,760
Earnings to fixed charges ratio                          2.16                            1.39


     Cash provided by operating activities increased to approximately $116.8 million for the nine months ended September 30, 1998 from approximately $43.5 million for the nine months ended September 30, 1997. The increase is primarily due to the cash flows from the interests in 13 properties acquired since the end of the third quarter of 1997.

     Cash used in investing activities increased to approximately $303.6 million for the nine months ended September 30, 1998 from approximately $74.2 million for the nine months ended September 30, 1997 due to the acquisition of Corporate 500 Centre for approximately $135.0 million (net of UPREIT Units), One Memorial Drive for approximately $23.5 million (net of Common Stock and UPREIT Units) and 201 California Street and Wilshire Palisades for approximately $28.1 million (net of assumed debt and UPREIT Units). Further adding to the increase was the net change in the investment in Market Square of approximately $7.1 million, an increase in deferred costs of approximately $141.0 million and other property additions of approximately $15.5 million. These investments were partially offset by the approximately $18.8 million and approximately $26.7 million in proceeds from the sale of the Dearborn Land and the Frick Building, respectively. In addition, these investments were partially offset by the receipt of approximately $1.1 million from the repayment of notes receivable. During 1997, the Company invested approximately $67.0 million in 527 Madison Avenue and approximately $8.1 million in other property investments. These investments were slightly offset by the receipt of approximately $0.9 million from the repayment of notes receivable.

     Cash provided by financing activities increased to approximately $192.7 million for the nine months ended September 30, 1998 from approximately $140.8 million for the nine months ended September 30, 1997. The increase was mainly due to the secondary offering proceeds of approximately $262.3 million compared to approximately $225.4 million received from the Company's IPO in 1997, an increase in mortgage borrowings of approximately $47.4 million, a decrease in restricted cash of approximately $32.0 million and a decrease in stock and debt issuance costs of approximately $2.5 million. Further adding to the increase was a decrease in loan repayments of approximately $30.8 million and a decrease in preferred distributions of approximately $6.7 million. These amounts were offset by an increase in credit facility repayments versus credit facility borrowings of approximately $39.0 million, a decrease in proceeds from the dividend reinvestment plan of approximately $3.4 million, an increase in distributions to minority partners of approximately $4.3 million, an increase in net swap termination and debt prepayment costs of approximately $1.6 million and an increase in dividends paid of approximately $56.1 million.

     The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.16 times at September 30, 1998 from 1.39 times at September 30, 1997 due to the substantial reduction of the Company's leverage ratio and the conversion of the 8% preferred shares into Common Stock.

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

     Industry analysts generally consider FFO to be an appropriate measure of performance of a REIT such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and, therefore, should not be considered a substitute for net income as a measure of performance or a substitute for cash flow from operations as a measure of liquidity calculated in accordance with generally accepted accounting principles.

                                    20 of 30

The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to generate earnings from its recurring operations, after the payment of all administrative costs and interest expense. For cash flows from operating, financing and investing activities, see the Condensed Consolidated Statements of Cash Flows included in the Condensed Consolidated Financial Statements which are part of this report.

     The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for the three months ended September 30, 1998 is an increase of approximately $3,483,000 and a decrease of approximately $38,000 for the three months ended September 30, 1997, for free and deferred rental income (after adjustment for minority interest). Included in FFO for the nine months ended September 30, 1998 and 1997 is an increase of approximately $10,392,000 and $746,000, respectively, for free and deferred rental income (after adjustment for minority interest).

     The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and nine month periods ended September 30, 1998 and 1997, respectively (amounts in thousands):

                            Funds From Operations (1)

                                           Three Months            Three Months           Nine Months           Nine Months
                                              Ended                   Ended                  Ended                 Ended
                                        September 30, 1998      September 30, 1997     September 30, 1998    September 30, 1997
                                        ------------------      ------------------     ------------------    ------------------
Net income                                     $ 18,958               $  8,076               $ 60,964              $ 21,666

NAREIT adjustments:
   Depreciation and amortization (2)             15,702                  7,057                 42,561                20,865
   Realized/unrealized gain on swaps                  0                      0                      0                   (99)
   Minority adjustments                            (407)                  (307)                (1,415)               (1,044)
   Unconsolidated depreciation                    1,380                      0                  3,554                     0
   Loss on sale of real estate assets               127                      0                  2,324                     0
   Extraordinary losses/swap losses               2,269                      0                  2,269                    54

Other adjustments:
   Amortization on rent notes                       387                    346                  1,133                   903
   Minority interest allocated to
    unitholders                                     780                      0                  1,426                     0
                                               --------               --------               --------              --------

Funds from operations                            39,196                 15,172                112,816                42,345

Interest expense on convertible note                200                    199                    604                   592
                                               --------               --------               --------              --------

Funds from operations available for
   diluted shares                              $ 39,396               $ 15,371              $ 113,420              $ 42,937
                                               --------               --------               --------              --------
                                               --------               --------               --------              --------

-----------------

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


                                    21 of 30

     The increase in FFO for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 is primarily due to the acquisition of interests in 14 properties since the end of the February of 1997.

     The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

Capital Stock Transactions

     On January 31, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $3.7 million and issued an additional 243,907 shares of Common Stock to such stockholders.

     On April 21, 1997, the Company received approximately $225.4 million gross proceeds from the public placement of 16,100,000 new shares of Common Stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the DIHC Properties.

     On April 30, 1997, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $2.2 million and issued an additional 141,733 shares of Common Stock to such stockholders.

     On July 25, 1997, the 1,148,276 shares of Redeemable Preferred stock outstanding at the time were converted into 11,482,760 shares of Common Stock. The contractual conversion was based upon meeting a $16.00 twenty-day average price per share of Common Stock.

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

     On October 28, 1997, as consideration for the acquisition of the DIHC Properties, Cornerstone issued 34,185,500 shares of Common Stock to DIHC and PGGM as compensation for the acquisition of interests in nine Class A office buildings and an undeveloped parcel of land.

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

     On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill
Lynch & Co. Net proceeds to the Company were approximately $247.9 million (approximately $262.3 million gross proceeds less an underwriting discount of approximately $13.7 million and expenses of approximately $0.7 million).
The net proceeds were used to repay the Company's acquisition line of credit and for working capital purposes.

                                    22 of 30

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

     On August 31, 1998, through a dividend reinvestment plan available to its German stockholders, Cornerstone received proceeds of approximately $1.5 million and issued an additional 94,610 shares of Common Stock to such stockholders.

Mortgage Indebtedness

     On October 27, 1997, the Company entered into three mortgage loans with PGGM and its wholly-owned subsidiary DIHC as purchase money financing for the DIHC Properties. The mortgages, which are cross-collateralized, encumber TransPotomac Plaza 5, Charlotte Plaza, 527 Madison Avenue, One Lincoln Centre, 200 Galleria and the first mortgage note on Market Square. These mortgages total $250.0 million and are interest only with no prepayment rights. The first loan has a $65.0 million principal balance, bears interest at a rate of 7.28% and matures in October 2000. Upon repayment of this loan, PGGM will release the liens on TransPotomac Plaza 5 and Charlotte Plaza. The second loan has a $65.0 million principal balance, bears interest at a rate of 7.47% and matures in October 2004. Upon repayment of this loan, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre. The third loan has a $120.0 million principal balance, bears interest at 7.54% and matures in October 2007. Upon repayment of this loan, PGGM will release the liens on Market Square and 200 Galleria.

     On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston, MA. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 9.5%. While the face amount of the first mortgage is $77.9 million, and the interest rate is 9.5%, the Company is carrying the debt at $88.1 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.84%.

     On January 28, 1998, the Company entered into an $80.0 million first mortgage on Corporate 500 Centre with Bankers Trust Company. The loan bears interest at a rate of LIBOR plus 1.0% and matures in July 2002.

     On June 3, 1998, the Company assumed the mortgage on 201 California Street in San Francisco, CA. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 6.9%. While the face amount of the loan is $32.8 million, and the interest rate is 6.9%, the Company is carrying the debt at $33.2 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.7%.


                                    23 of 30

     On June 3, 1998, the Company assumed the mortgage on Wilshire Palisades in Santa Monica, CA. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 8.04%. While the face amount of the loan is $28.8 million, and the interest rate is 8.04%, the Company is carrying the debt at $30.1 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.7%.

     On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with CIGNA and Mass Mutual. As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

     On October 9, 1998, the Company completed the refinancing of the $80.0 million mortgage on Corporate 500 Centre with Teachers Insurance and Annuity Association. As a result of the refinancing, the principal balance was increased to $90.0 million, the term of the loan was extended from 4.5 years to 10 years and the interest rate was increased by three basis points to 6.66%.

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

     On October 27, 1997, the Company entered into a three-year, $350.0 million acquisition line of credit syndicated by Bankers Trust Company and The Chase Manhattan Bank. The line bears interest at a rate of LIBOR plus 1.10% to 1.40% depending on the Company's then current leverage ratio. As of September 30, 1998, $148.0 million of the credit line was outstanding at a weighted-average interest rate of approximately 6.79%. The line is also available for the issuance of standby letters of credit.

Stockholders' and Unitholders' Distributions

     Cornerstone intends to distribute at least 95% of its taxable income to maintain its qualification as a REIT. The Company anticipates that FFO will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon FFO, less prudent reserves. The Company paid distributions of $0.30 per share/unit to all stockholders and Unitholders on February 27, 1998 (to stockholders and Unitholders of record as of January 30, 1998). The Company paid distributions of $0.30 per share/unit to all stockholders and Unitholders on May 29, 1998 (to stockholders and Unitholders of record as of April 30, 1998). The Company paid distributions of $0.30 per share/unit to all stockholders and Unitholders on August 31, 1998 (to stockholders and Unitholders of record as of July 31, 1998).

     At the present time, the Company is current in the payment of all preferred dividends.

Liquidity

     At September 30, 1998, the Company had approximately $30.6 million in cash and cash equivalents and approximately $5.3 million in restricted cash. Restricted cash is being held by the mortgage servicer for the One Norwest Center, Washington Mutual Tower and Wilshire Palisades mortgage loans. Cornerstone also had available $202.0 million under its working capital line of credit for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders and Unitholders. Based upon its cash reserves and other sources of funds including its $350.0 million line of credit, Cornerstone has sufficient liquidity to meet its cash requirements for the foreseeable future.

                                    24 of 30

Other Matters

General
-------
     The Company is not aware of any environmental issues at any of its properties. The Company believes it has sufficient insurance coverage at each of its properties. A majority of the Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

Recently Issued Accounting Standards
------------------------------------
     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that when the Company adopts SFAS 133, SOP 98-5 and SOP 98-1 they will not have a significant impact on the Company's financial statements.

     During the first quarter of 1998, the Company adopted the Emerging Issues Task Force of the Financial Accounting Standards Board release Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. The adoption of EITF 97-11 did not have a material impact on the Company's financial statements.

     During the first quarter of 1998, the Company also adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. The adoption of SFAS 130 did not have a significant impact on the Company's financial statements.

Year 2000 Issue
---------------

     General

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare financial statements, send tenant invoices, or engage in similar normal business activities.

     Readiness

     The Company's corporate business and technical information systems have been assessed as to Year 2000 compliance and functionality. Presently these systems are nearly complete with respect to required software or hardware changes. The Company anticipates that internal business and technical information Year 2000 compliance issues will be substantially remediated by the end of the second quarter of 1999.

     The Company has completed the identification and review of computer hardware and software suppliers and is in the process of verifying the Year 2000 preparedness of third party property managers, suppliers, tenants, vendors and/or service providers that the Company has identified as critical.

                                    25 of 30

     Cost

     The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date have been expensed as incurred and consist of immaterial internal staff costs and other expenses such as telephone and mailing costs. In addition, where the appropriate course of action includes replacement or upgrade of certain systems or equipment, the Company's review at this time indicates a minor cost to the Company. The "non-information technology building systems" that have thus far been identified as non-compliant are at or approaching the end of their useful lives and have been or will be replaced or upgraded in 1999 as a part of the normal operations and maintenance at the Company's properties.

     The Company does not anticipate delays in finalizing Year 2000 remediation within remaining time schedules. However, third parties having a material relationship with the Company (e.g., property managers, utilities, financial institutions, governmental agencies, municipalities and major tenants) may be a potential risk based on their individual Year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing and logging the Year 2000 preparedness of critical third parties.

     Anticipated completion of this review is December 31, 1998. Pending the results of that review, the Company will determine what course of action and contingencies will need to be made. There can be no assurance that the external Year 2000 issues will be resolved in 1999. If not resolved, such issues could have a material adverse impact on the Company's business, operating results and financial condition.

     Year 2000 Compliance Detail

     The Company's program addresses the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its accounting and financial reporting systems; (ii) the Company's "non-information technology building systems", including building access, energy management, elevator systems, equipment and other infrastructure systems that may contain or use computer systems or embedded micro-controller technology; and (iii) certain systems of the Company's third party property managers, major suppliers and material service providers (insofar as such systems relate to the Company's business activities such as billing, financial reporting, payroll, health services, stock transfer services and alarm systems). As described below, the Company's Year 2000 program involves
(a) an assessment of the Year 2000 problems that may affect the Company, (b) the development of remedies to address the problems discovered in the assessment phase, (c) the testing of such remedies and (d) the preparation of contingency plans to deal with worst case scenarios.

         Assessment Phase. As part of the internal assessment phase, the Company has attempted to substantially identify all the major components of the systems described above. In determining the extent to which such systems are vulnerable to the Year 2000 issue, the Company is evaluating either directly or through its third party managers purchased software applications and property operational control systems, e.g., heating ventilation and air conditioning (HVAC), lighting timers, alarms, fire, sewage and access. In addition, in the second quarter of 1998, the Company's third party managers began sending letters to the major suppliers and service providers of the Company's buildings, requesting them to provide assurance of existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to their activities with the Company. The Company is requesting that all responses to the inquiries be returned to it no later than December 31, 1998.

         Remediation and Testing Phase. Based upon the assessment and remediation efforts to date, the Company has completed, tested and put on line the Year 2000 compliance modification in all the software for all corporate applications including accounting and financial reporting. All of the Company's personal computers and associated applications and networking infrastructure are Year 2000 compliant.


                                    26 of 30

         The Company purchases primarily "off-the-shelf" versions of the software used for spreadsheet analysis, database applications, word processing systems and accounting, all of which are Year 2000 compliant. The Company's corporate office phone, communication and data processing networks are Year 2000 compliant.

         Seven third-party property managers manage the Company's portfolio of 21 office properties. The Company is working closely with these managers to assess the Year 2000 impact on the operations of the buildings. For the most part, the systems reviewed by the Company have been found to be Year 2000 compliant. The reviewed systems include but are not limited to HVAC equipment, building management systems, elevators, security and life safety systems. Those systems that have been found not to be compliant are nearing the end of their useful lives and are being replaced or upgraded in the normal course of business.

         Contingency Plans. The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. These have not yet been identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans.

         Costs Related to the Year 2000 Issue. To date, the Company has incurred no material costs. Labor, mailing and phone costs attributed to the Year 2000 program are minimal. The Company currently estimates that to have all systems compliant it will incur some additional costs which are not quantifiable but believed to be not material to the Company's business. The "non-information technology building systems" that have thus far been identified as non-compliant and at or approaching the end of their useful lives will be replaced or upgraded as a part of the normal operations and maintenance at the Company's properties.

         Risks Related to the Year 2000 Issue. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company's third party managers, major suppliers, and other service providers to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

Wilson Acquisition
------------------
     On June 22, 1998, the Company entered into an agreement to merge with and acquire certain assets from Wilson, a private real estate developer, property manager and owner based in San Mateo, California. The Company will acquire the Wilson operating company and approximately 9.1 million square feet of Wilson's Class A office buildings in the San Francisco Bay Area, Southern California, Phoenix, Salt Lake City and Seattle. The total purchase price for Wilson and its portfolio is expected to be approximately $1.81 billion. At this price, it is anticipated that the Company will issue to Wilson and its investors approximately $635 million in Common Stock and UPREIT Units, at a stated price of $17.25 per share/unit, and pay cash for the remaining equity. In addition, the Company will assume or repay approximately $780 million of existing indebtedness currently held by Wilson. The cash needed for the transaction will be financed under the Revolving Credit Facility and from an expected sale of $200 million of Common Stock to PGGM, a 31% equity holder in the Company at September 30, 1998, at an agreed price of $17.25 per share. The consummation of the Wilson Acquisition is subject to the approval of the stockholders of the Company and the investors of Wilson, as well as other outstanding closing conditions. The Wilson investors consented to the transaction in September 1998. The Company's proxy statement has been filed and distributed to its stockholders. Upon approval of the transaction by the Company's stockholders, the transaction will close in the fourth quarter of 1998.

                                    27 of 30

Minneapolis Office Building Development
---------------------------------------
     The Company has entered into an agreement to purchase a 912,000 square foot Class A office building, currently under development, in downtown Minneapolis, Minnesota, for an estimated cost of approximately $160.0 million, of which approximately $33.0 million has been spent to date. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is to be financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

Subsequent Events

     1. A cash dividend and Unitholder distribution of $0.30 per share was declared for the fourth quarter of 1998 to Common Stockholders and Unitholders of record as of October 30, 1998, to be paid on November 30, 1998.

     2. On November 4, 1998, a syndicate of banks led by BT Alex. Brown, Chase Securities, and NationsBank Montgomery Securities provided the Company with a $550 million line of credit for acquisitions and general working capital purposes. The interest rate on the line of credit depends on the Company's leverage ratio at the time of borrowing and will be at a spread of 1.10% to 1.40 % over LIBOR. These are the same terms as the Company's previous $350 million line of credit, which was retired at the closing of the new line of credit. The $550 million line of credit expires on November 4, 2001. On November 4, 1998, the amount outstanding on the previous line of credit was transferred to the banks taking part in the syndicate providing the new line of credit.

     3. On November 6, 1998, the Company purchased an additional 14.29% partnership interest in MSA for $4.0 million. Upon completion of the transaction, the Company effectively owns 99.14% of the MSA entity, which has a 70% interest in AALP. AALP owns and operates Market Square. The Company will consolidate Market Square in the fourth quarter.


                                      28 of 30

                           PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 31, 1998, through a dividend reinvestment plan available to all German shareholders, the Company issued 94,610 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $1,476,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


     1) Exhibit 2.1: Contribution Agreement and Agreement and Plan of Merger dated as of June 22, 1998 (incorporated by reference to Annex A to the Company's Proxy Statement filed with the Commission on November 13, 1998)

     2)   Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges

     3) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule

     4)   Exhibit 99.1: Supplemental Information to Quarterly Earnings Release

(b)  Reports on Form 8-K:

     1.   Form 8-K dated August 26, 1998

          Item 2 - Acquisition or Disposition of Assets. Press releases announcing Cornerstone's acquisition of One
                              Memorial Drive, 201 California and Wilshire
                              Palisades.

          Item 7 - Financial Statements and Exhibits. Income statements for One
                              Memorial Drive, 201 California and Wilshire
                              Palisades, and financial statements reflecting the acquisition of same.

     2.   Form 8-K/A dated September 4, 1998

          Item 7 - Financial Statements and Exhibits. Consents of Independent
                              Auditors to include their opinions in various previously filed Cornerstone registration statements and reports.





                                     29 of 30

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CORNERSTONE PROPERTIES INC.
                              (Registrant)


                              By: /s/ John S. Moody                          .
                                  --------------------------------------------
                                  John S. Moody, Chairman and CEO

                              Date:  November 16, 1998

                              By: /s/ Kevin P. Mahoney                       .
                                  --------------------------------------------
                                  Kevin P. Mahoney, Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                              Date:  November 16, 1998



                                        30 of 30