Form 10-K
period 1998-12-31
CORNERSTONE PROPERTIES INC
filed 1999-03-31
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                     10022
                                   (Zip Code)

                                 (212) 605-7100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                              NAME OF EACH EXCHANGE ON WHICH REGISTERED:
----------------------------------------------  ----------------------------------------------
Common Stock, no par value                      New York Stock Exchange
                                                Dusseldorf Stock Exchange
                                                Frankfurt Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    Aggregate market value of registrant's voting Common Stock held by non-affiliates as of March 24, 1999: $1,159,484,338.

Number of shares of Common Stock outstanding as of March 24, 1999: 128,210,784. Index of Exhibits: See Item 14(c) page 53.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                               PART OF FORM 10-K
                                                                                                  INTO WHICH
                                                                                                 INCORPORATED
                                                                                             ---------------------
Proxy Statement for Annual Meeting of Stockholders to be held May 25, 1999.................         Part III

Total Number of Pages: 56

Exhibit Index: Page 52

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 96 Class A office buildings comprising nearly 21 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in twelve major metropolitan areas throughout the United States: Atlanta, Boston, Charlotte, suburban Chicago, Denver, Minneapolis, New York City, Phoenix, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own Class A office properties in prime Central Business District ("CBD") locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of March 15, 1999, Cornerstone owned, directly or indirectly, approximately 86.3% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

    As a major owner of Class A office properties, management believes that the Company is well positioned to capitalize on the continued improvement in the fundamentals for office property markets in the United States. Management also believes that the Company can continue to use its portfolio of premium quality assets, proven access to multiple sources of debt and equity capital and efficient management structure to grow earnings through the sale and exchange of non-core assets and the reinvestment into higher yielding assets.

    The Company was incorporated under the laws of the State of Nevada in May 1981. The Company's principal place of business is located at Tower 56, 126 East 56(th) Street, New York, New York 10022. The Company has an internet website at "http://www.cstoneprop.com".

                              BUSINESS OBJECTIVES

BUSINESS STRATEGY

    The Company's primary objective is to maximize long-term stockholder value through growth in funds from operations ("FFO") per share and through appreciation in the value of its holdings. The Company's strategies to accomplish this objective are to:

    - Seek external growth by acquiring and developing additional Class A office properties in core markets with local submarket and asset characteristics consistent with the Properties currently in its portfolio; and

    - Generate internal growth by aggressively maintaining, managing and leasing its Properties, increasing rent, maintaining high occupancy and tenant retention levels and maximizing current returns and long-term value.

EXTERNAL GROWTH STRATEGY

    The Company will continue to pursue significant growth in its asset base to the extent that appropriate Class A office properties, development opportunities and financing are available on attractive terms. The Company will continue to implement its external growth strategies by developing and acquiring properties and portfolios of properties with the following characteristics:

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

    - UPREIT UNIT TRANSACTIONS AND STOCK-FOR-ASSET SWAPS. The Company believes that opportunities exist for it to grow its asset base and increase earnings through UPREIT Unit transactions and stock-for-asset swaps with major institutional owners of property. For example, a number of major pension funds and life insurance companies have publicly announced initiatives to exchange portfolios of direct real estate holdings for securities of publicly traded companies in order to improve portfolio diversification, liquidity and overall investment returns. The Company believes that the high quality of its Properties makes the Company an attractive vehicle for stock-for-asset swap transactions and affords access to a broader range of acquisition opportunities.

    - DEVELOPMENT. The Company believes that the acquisition of selective development sites in strategically located areas will allow the Company to develop Class A office properties which will provide superior returns and allow the Company to grow its portfolio with modern technologically advanced properties. The Company currently owns or has under ground lease
      12.8 acres of land held for development on which it can build up to approximately 360,000 square feet of office space.

INTERNAL GROWTH STRATEGY

    The Company believes that its existing portfolio offers opportunities for growth through the Company's active and aggressive asset and property management programs, which emphasizes maintaining a strong market position based on superior asset quality and tenant service. The Company will continue to implement its internal growth strategies through the following:

    - RENTAL INCOME INCREASES. The Company believes that its current contractual rents on leases which expire over the next several years are substantially below the current market rents in the aggregate across the portfolio. As a result of this, the Company should continue to increase its cash flow, even without an increase in occupancy.

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

FINANCING STRATEGY

    The Company believes that in order to continue to maximize the value of its stockholders' equity and to execute its growth strategies, it is essential to implement and periodically review a diversified financing strategy that: (i) incorporates long-term secured and unsecured corporate debt; (ii) minimizes exposure to fluctuations of interest rates; and (iii) maintains maximum flexibility to manage the Company's short-term cash needs. Furthermore, the Company believes that its capital structure will be conducive to and allow flexibility for the growth that the Company seeks to achieve. The Company anticipates employing the following strategies to enhance stockholder value:

    - ACCESS TO MULTIPLE CAPITAL SOURCES. Because of the high quality of its assets, the Company believes that it has several competitive advantages in its ability to access equity capital from several different sources on attractive terms. This financial flexibility should enable the Company to choose from among several equity alternatives and to select the capital source that best meets the Company's needs at that time. The Company expects to continue to obtain capital from the most cost-efficient sources, including public and private equity and debt.

    - PRUDENT LEVERAGE. The Company will use leverage prudently to take advantage of what it believes to be the positive spread between the total return on investment and the cost of debt financing in the Class A office property market. Historically, the Company has employed somewhat higher levels of leverage than property companies holding assets of lesser quality, since the Company's high-quality assets and tenancy have generally produced occupancy rates, rent levels and income streams that are higher and more stable than those associated with lower quality assets. The Company believes that its use of leverage has been and will continue to be consistent with its ownership of very high-quality assets in which a significant portion of its tenants carry investment-grade long-term debt ratings.

    - REVOLVING CREDIT FACILITY. On November 3, 1998, the Company's corporate line of credit was increased from $350.0 million to $550.0 million and the term was extended through November 3, 2001 (the "Revolving Credit Facility"). The Revolving Credit Facility is with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank. The Revolving Credit Facility has been and will continue to be used for the acquisition of additional properties as well as for general working capital purposes. Borrowings under the Revolving Credit Facility bear interest at a rate between 1.10% and 1.40% above the applicable London Interbank Offered Rate

      ("LIBOR"), depending upon the Company's ratio of total debt to asset value (as defined) at the time of borrowing or the Prime Rate at the borrower's option. The Revolving Credit Facility is also available for the issuance of letters of credit.

    - REDEPLOYMENT OF ASSETS. The Company periodically reviews its portfolio of Properties to determine whether any assets are inconsistent with its long-term business objectives and should, therefore, be sold and the proceeds therefrom applied to the acquisition of more suitable assets. The Company currently intends to sell Charlotte Plaza as well as other non-core assets, but no assurance can be given that the Company will be able to locate a willing buyer or sell such Properties at attractive prices.

                              RECENT DEVELOPMENTS

    In 1998, the Company completed more than $2.2 billion of real estate acquisitions, consisting of 76 Class A office properties containing approximately 10.7 million rentable square feet, a shopping center, a hotel and
12.8 acres of developable land (collectively, the "Acquired Properties"). With the purchase of the Acquired Properties, the Company increased its investments in real estate by approximately 109.0% from December 31, 1997 to December 31, 1998.

1998 ACQUISITIONS AND DISPOSITIONS

    CORPORATE 500 CENTRE. On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. This Property consists of four Class A office buildings with approximately 679,000 rentable square feet. The consideration paid for this Property was approximately $135.0 million in cash and approximately $15.0 million in UPREIT Units, valued at $18.50 per unit, for a total purchase price of approximately $150.0 million.

    DEARBORN LAND. On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the PGGM Portfolio (as defined hereinafter) in October 1997) for gross proceeds of approximately $19.0 million, resulting in a loss of approximately $0.2 million.

    ONE MEMORIAL DRIVE. On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. This Class A office Property contains approximately 353,000 rentable square feet. The total purchase price for the Property was approximately $112.5 million, approximately $23.5 million of which was paid in cash, approximately $29.0 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $60.0 million of which was paid in Common Stock valued at $17.50 per share.

    FRICK BUILDING. On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, Pennsylvania, for gross proceeds of approximately $26.7 million, resulting in a loss of approximately $2.1 million.

    201 CALIFORNIA STREET & WILSHIRE PALISADES. On June 3, 1998, the Company purchased 201 California Street in San Francisco, California and the Wilshire Palisades building in Santa Monica, California. 201 California Street contains approximately 240,000 rentable square feet and Wilshire Palisades contains approximately 187,000 rentable square feet. The total purchase price for the Properties was approximately $121.5 million, approximately $29.5 million of which was paid in cash and approximately $29.1 million of which was paid in UPREIT Units valued at $17.50 per unit. Also included in the purchase price was $62.9 million in assumed debt (recorded at $64.6 million for GAAP purposes).

    WILSON ACQUISITION. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet located primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 90,000 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area (collectively, the "Wilson Projects").

    The Company acquired WW&A for a purchase price of approximately $1.8 billion, consisting of approximately 14.9 million shares of Common Stock valued at $17.25 per share (recorded at $16.25 per share for generally accepted accounting principles ("GAAP") purposes), approximately 16.2 million UPREIT Units valued at $17.25 per unit (recorded at $16.25 per unit for GAAP purposes), approximately $465.0 million in cash and the assumption of approximately $760.0 million of property and construction related debt (recorded at $773.7 million for GAAP purposes). The cash portion of the transaction was financed primarily from the Company's Revolving Credit Facility and the sale of $200.0 million of Common Stock to Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM"), an approximate 33.6% stockholder prior to the Wilson Acquisition, priced at $17.25 per share. See "ITEM 2. PROPERTIES--Table of Properties" for a listing of the Wilson Projects described above.

    The Company has undertaken the Wilson Acquisition and the other recent acquisitions in order to solidify the Company's status as a leading Class A office REIT and to further its objective of growing its earnings and asset base by acquiring high-profile Class A office properties in major real estate markets nationwide. Taken together, the additional benefits of these acquisitions are expected to include: (i) accretive effects to the Company's FFO for 1999; (ii) expanded presence in attractive California markets; (iii) higher internal growth rate for the combined portfolio; (iv) expanded capabilities including development and property management as well as increased management depth; (v) diversification of Cornerstone's tenant base; (vi) expanded base of investors and increased market capitalization; and (vii) access to former WW&A relationships.

OTHER RECENT DEVELOPMENTS

    TOWER 56. On January 5, 1998, the Company purchased for approximately $5.5 million, the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. As a result, all of the cash flow and residual value of Tower 56 inures to the Company.

    UPREIT TRANSACTION. On January 20, 1998, the Company transferred substantially all of its assets into the Operating Partnership. As part of the UPREIT formation, all of the Company's interests in the Properties are held by or through the Operating Partnership, a Delaware limited partnership, of which the Company is the sole general partner. As of March 24, 1999, Cornerstone owned, directly or indirectly, approximately 86.3% of the UPREIT Units in the Operating Partnership. The purpose of the Company forming an UPREIT was to create an acquisition vehicle attractive to sellers whose sale of properties to the Company in exchange for UPREIT Units may be characterized as a tax-deferred capital contribution rather than a taxable sale.

    SECONDARY PUBLIC OFFERING. On February 6, 1998, the Company completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million ($262,343,750 gross proceeds less an underwriting discount of $13,728,125 and expenses of $750,000). The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility and for working capital purposes.

    DEVELOPMENT PROJECT. On April 15, 1998, the Company entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Approximately $36.9 million has been spent through December 31, 1998 on the construction. The project is scheduled to be completed in the year 2000 and is 50% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

    ONE NORWEST CENTER REFINANCING. On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with Connecticut General Life Insurance Company ("CIGNA") and Massachusetts Mutual Life Insurance Company ("Mass Mutual"). As a result of the refinancing, the principal was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

    CORPORATE 500 CENTRE REFINANCING. On October 9, 1998, the Company completed the refinancing of the $80.0 million mortgage on Corporate 500 Centre with Teachers Insurance and Annuity Association. As a result of the refinancing, the principal balance was increased to $90.0 million, the term of the loan was extended from 4.5 years to 10 years and the interest rate was increased by three basis points to 6.66%.

    TERMS OF THE REVOLVING CREDIT FACILITY. On November 3, 1998, a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank provided the Company with a $550.0 million Revolving Credit Facility for acquisitions, general working capital purposes as well as the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR rate or the Prime Rate at the borrower's option. The Revolving Credit Facility expires on November 3, 2001.

    MARKET SQUARE TRANSACTION. On November 6, 1998, the Company purchased an additional 14.29% partnership interest in Market Square Associates ("MSA") for $4.0 million. Upon completion of the transaction, the Company effectively owns 99.14% of the MSA entity, which has a 70.0% interest in Avenue Associates Limited Partnership ("AALP"). AALP owns and operates Market Square.

    AMENDMENT AND RESTATEMENT OF THE INCENTIVE PLAN. On December 14, 1998, the stockholders of the Company approved the amended and restated Cornerstone Properties Inc. 1998 Long-Term Incentive Plan (the "Incentive Plan"). The amendment and restatement increased the number of shares of Cornerstone Common Stock available for issuance of grants under the Incentive Plan from 3,000,000 to approximately 7,400,000 and permits the granting of stock options and other awards to non-employee directors of Cornerstone.

                                  RISK FACTORS

    Set forth below are the risks that we believe are material to investors who purchase or own the Company's Common Stock or Units of limited partnership interest of the Operating Partnership, which are redeemable on a one-for-one basis for shares of Common Stock or, at our option, cash.

THERE CAN BE NO ASSURANCE THAT WE WILL EFFECTIVELY MANAGE THE WILSON ACQUISITION
  AND EXPANSION INTO NEW MARKETS

    We have been growing rapidly through acquisitions. As of March 24, 1999, we owned interests in 96 office buildings containing approximately 21 million square feet. In October 1997, we acquired nine properties from PGGM. The acquisition of 201 California Street and the Wilshire Palisades building in June 1998 extended the Company's operations to California. The Wilson Acquisition in December 1998 added 69 office buildings to the Company's portfolio, primarily in the San Francisco Bay Area and Southern California. The Wilson Acquisition also requires the Company to integrate the executive management and other employees of WW&A into the Company's organization. If we do not effectively manage the rapid growth of our portfolio and the addition of former WW&A personnel to the Company's management team, we may not be able to make expected distributions to our stockholders.

OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL
  ESTATE INDUSTRY

    GENERAL. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our stockholders. Several factors may adversely affect the economic performance and value of our Properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of office properties or a reduction in demand for office properties, the attractiveness of our Properties to tenants, competition from other available office properties, changes in market rental rates and the need to periodically repair, renovate and relet space. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a Property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the Property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and financial distress or bankruptcies of tenants may adversely affect our financial condition.

    WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Through the end of 2003, leases will expire on a total of 54.3% of the "Full Service Straight-Line Rent" (the average of all actual rent required to be paid through the term of the leases relating to the Properties calculated in accordance with GAAP, plus recoveries). If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to stockholders would be adversely affected.

    NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. We intend to continue to actively acquire office properties. Newly acquired properties may fail to perform as expected. If newly acquired properties fail to deliver expected returns, our ability to service debt incurred in connection with such acquisitions and to make distributions to stockholders would be adversely affected.

    COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR
PROPERTIES. Other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include other publicly traded REIT's, private REIT's, investment banking firms and private institutional investment funds. This competition has increased prices for office properties in recent years. As prices increase, the spread between the rate of return on investments and our cost of capital is reduced. Accordingly, the increase in prices for acquisitions will make it more difficult for us to make suitable property acquisitions on favorable terms.

    BECAUSE CORNERSTONE'S PROPERTIES ARE ILLIQUID AND SUBJECT TO RESTRICTIONS ON SALE, WE MAY NOT BE ABLE TO SELL PROPERTIES AT THE MOST FAVORABLE TIMES. Real estate investments, especially office property investments of relatively large size, generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our stockholders. Further, Cornerstone has entered into several agreements pursuant to which Cornerstone has subjected a number of its Properties, including all of the Wilson Projects, to restrictions that may adversely impact Cornerstone's ability to sell or otherwise dispose of such Properties if such disposal would result in certain adverse tax consequences for the former owners of such Properties. The Operating Partnership is also subject to a number of similar sale and merger restrictions and debt maintenance obligations in connection with certain of its Properties under the terms of amendments to the partnership agreement of the Operating Partnership entered into at the time of acquisition of such Properties. These restrictions may prevent us from selling Properties on favorable terms and thereby could adversely affect our financial position and results of operations.

    CORNERSTONE'S ASSETS ARE CONCENTRATED IN SAN FRANCISCO BAY AREA. 45 of the Company's 96 office Properties are located in the metropolitan San Francisco area. This concentration of assets makes the Company particularly vulnerable to adverse changes in the San Francisco economy. A deterioration of economic conditions in this market would have an adverse effect on our results of operations and our ability to make expected distributions to stockholders.

    CORNERSTONE'S ASSETS ARE CONCENTRATED IN EARTHQUAKE-PRONE AREAS. 66 of our office Properties are located in California, an area of particular earthquake risk. A major earthquake in California may cause substantial damage or destruction to our Properties. We carry earthquake insurance on all of our Properties located in California. Our earthquake policies, however, are subject to coverage limitations. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 66 office Properties located in California as of March 24, 1999, 25 have been built since January 1, 1988, and we believe they were constructed in full compliance with the applicable standards existing at the time of construction. It is possible that material losses in excess of insurance proceeds will occur in the future, which would have a material adverse impact on the Company's financial position.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

    To qualify as a REIT, we must distribute to stockholders each year at least 95% of our "REIT taxable income" (excluding any net capital gain). Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase our leverage.

DEBT FINANCING, FINANCIAL COVENANTS, DEGREE OF LEVERAGE AND INCREASES IN
  INTEREST RATES COULD ADVERSELY AFFECT OUR PERFORMANCE

    SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest. We may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

    FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a Property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on our Properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the Property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our Revolving Credit Facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

    OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our Debt-to-Total-Market-Capitalization Ratio, which is defined as the total indebtedness of the Company as a percentage of total indebtedness plus the market value of the outstanding shares of Common Stock (assuming the conversion of all outstanding shares of preferred stock and the redemption of all UPREIT Units into shares of Common Stock) as of December 31, 1998 was approximately 45.6%. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy in general.

    RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. Advances under the Revolving Credit Facility bear interest at a variable rate depending upon the Company's leverage ratio based upon LIBOR. We had, as of March 24, 1999, interest rate hedging agreements for approximately $250.0 million of our floating rate debt to limit our exposure to rising interest rates. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. We may borrow additional money with variable interest rates in the future, and enter into other transactions to limit our exposure to rising interest rates as appropriate. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt and make expected distributions to stockholders.

PGGM AND WILLIAM WILSON III EXERCISE SIGNIFICANT CONTROL OF CORPORATE GOVERNANCE
  MATTERS

    PGGM owns approximately 35.7% of the outstanding shares of Common Stock as of March 24, 1999. As a result, PGGM exercises significant influence over the outcome of any matters submitted to a vote of stockholders. PGGM also has the right to designate two individuals for nomination to the Board of Directors of the Company. The Restated and Amended Bylaws of the Company provide that William Wilson III shall serve as Chairman of the Board for a term of at least three years from the date of the Wilson Acquisition, December 16, 1998, and during such term Mr. Wilson will have the right to designate himself and two other individuals to serve as directors of the Company. These provisions give Mr. Wilson significant influence over the management of the Company. In exercising their control, PGGM and Mr. Wilson may have interests that differ from those of other stockholders with respect to prospective acquisitions or dispositions of assets, development opportunities, compensation policy, setting the appropriate degree of leverage for the Company or other matters. PGGM and Mr. Wilson, if they act in concert, may delay or prevent a change in control of the Company or other transaction that could provide the stockholders with a premium over the then-prevailing market price of their shares of Common Stock or which might otherwise be in the best interest of our stockholders.

WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES

    To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding shares of Common Stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Articles of Incorporation contain restrictions on share ownership that are designed to prevent violation of this requirement. We refer to this as the "Ownership Limit." Our Articles of Incorporation exempt certain stockholders from the Ownership Limit and permit the Board of Directors to waive or modify the Ownership Limit with respect to a stockholder where such exemption or waiver would not jeopardize our REIT status. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for the Common Stock.

THIRD-PARTY SERVICES BUSINESS RISKS; LACK OF CONTROL OF WCP SERVICES, INC.

    THIRD-PARTY SERVICES CONTRACTS MAY BE TERMINATED. In addition to ownership of our Properties, we provide fee-based management, leasing, construction and development services for third parties. Many of these services are provided under contracts that can be terminated by either party upon short or no notice. Any such contract would likely be terminated in connection with a sale of the property, over which we have no control. When they expire, these contracts might not be renewed or might be renewed on less favorable terms. Also, the rental revenues on which certain management fees are based could decline as a result of general real estate market conditions or specific market factors. This would result in decreased management fee income for the Company.

    WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESS. To facilitate maintenance of our REIT qualification, our third-party services business is conducted by WCP Services, Inc. Although we own 95% of the economic interest in WCP Services, Inc., its voting stock is owned by William Wilson III and John S. Moody. We therefore do not control the timing or amount of distributions or the management and operation of WCP Services, Inc. As a result, decisions relating to the declaration and payment of distributions and the business policies and operations of WCP Services, Inc. could be adverse to our interests or could lead to adverse financial results.

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY

    Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

    We are not aware of any environmental liabilities at the Properties that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. We believe that our Properties are in compliance in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and performance.

THE MARKET VALUE OF THE COMMON STOCK CAN BE ADVERSELY AFFECTED BY A NUMBER OF
  FACTORS

    CHANGES IN MARKET CONDITIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES. As with other publicly traded shares, the value of our Common Stock depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following: the extent of institutional investor interest in the Company; the reputation of REIT's and office REIT's generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies); our financial condition and performance; and general financial market conditions.

    OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR SHARES. We believe that the market value of a REIT's common stock is based at least in part upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, as well as upon the real estate market value of the underlying assets. For that reason, our Common Stock may trade at prices that are higher or lower than the net asset value per share. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our Common Stock.

    MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR SHARES. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our Common Stock to go down.

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX
  REQUIREMENTS

    FAILURE TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR STOCKHOLDERS. We have made an election to be taxed as a REIT and believe that we meet the requirements for qualification and taxation as a REIT. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT we must meet certain tests regarding the sources of our gross income and the nature of our assets. The Company is also required to distribute to stockholders at least 95% of its REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service ("IRS") might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT.

    If the Company fails to qualify as a REIT, the Company would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, the Company would remain disqualified as a REIT for four years following the year the Company first failed to qualify. If the Company failed to qualify as a REIT, the Company would have to pay significant income taxes and would therefore have less money available for investments or for distributions to stockholders. This would likely have a significant adverse effect on the value of our Common Stock. In addition, the Company would no longer be required to make any distributions to stockholders.

    EFFECT OF REIT DISTRIBUTION REQUIREMENTS. To qualify as a REIT, we are required each year to distribute to our stockholders at least 95% of our "REIT taxable income" (excluding net capital gains). In addition, we are subject to a nondeductible 4% excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year, plus any amount of such income not distributed in prior years. Although we anticipate that cash flow from operations will be sufficient to enable us to pay our operating expenses and meet the distribution requirements discussed above, there can be no assurance that this will be the case. In addition, there could be differences in timing between the accrual of income and the deduction of expenses in arriving at our taxable income. Under certain circumstances, it may be necessary for us to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining qualification as a REIT. There can be no assurance that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy such requirements.

GOVERNMENTAL REGULATIONS MAY IMPOSE SIGNIFICANT COSTS ON OUR BUSINESS

    The Properties are, and properties that the Company may acquire in the future will be, subject to various other federal, state and local regulatory requirements such as local building codes and other similar regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in substantial compliance with all applicable regulatory requirements. Although no material expenditures are contemplated at this time in order to comply with any such laws or regulations, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by the Company, which could have an adverse effect on the Company and its ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing at the Properties may result in significant unanticipated expenditures, which could adversely affect the Company and its ability to make distributions to stockholders.

YEAR 2000 COMPLIANCE

    GENERAL

    The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. Management recognizes the importance of ensuring that its business and operational systems are not disrupted as a result of Year 2000 issues.

    READINESS

    Cornerstone Properties Inc. has created a Year 2000 task force to evaluate and take the appropriate actions regarding Year 2000 compliance. The Company's plan is divided into three major sections: (i) compliance of information systems at the corporate offices in New York and Atlanta ("Home Office"); (ii) compliance of information and real estate operating systems at the corporate offices in California and the Wilson Projects ("Wilson"); and (iii) assessment of compliance of significant service providers including third party managers and the buildings they manage, vendors and customers ("External Agents"). The plan covers the following major tasks: (i) inventory of all systems; (ii) analysis of inventory including assessment of risk; (iii) verification of compliance of inventory with vendors; (iv) testing of critical equipment and processes; and (v) replacement or modification of systems.

    The first section of the plan, Home Office, is complete. The Wilson and External Agents sections of the plan are proceeding according to schedule with expected completions before December 31, 1999. The plan also includes questionnaires that will be sent to tenants in order to attempt to determine the effect of Year 2000 on their businesses and ultimately the Company's income stream.

    COST

    The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date consist of recurring systems upgrades and replacements, immaterial internal staff costs and other expenses such as telephone and mailing costs. The information and real estate operating systems that have thus far been identified as non-compliant are at or approaching the end of their useful lives and have been or will be replaced or upgraded as a part of the normal operations of the Company.

    RISKS AND CONTINGENCY PLANS

    The Company does not anticipate significant delays in finalizing the first two sections of its Year 2000 remediation plan. However, External Agents having a material relationship with the Company (e.g., property managers, utilities, financial institutions, governmental agencies, municipalities and major tenants) may be a potential risk based on their individual Year 2000 preparedness, which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing and logging the Year 2000 preparedness of critical External Agents.

    While the Company is not aware of any matters with regard to its major tenants which could give rise to a material default, there may be a potential risk with regard to their Year 2000 preparedness which may be outside the Company's reasonable control. The Company is currently in the process of surveying its tenants to try to predetermine the risk of defaults due to Year 2000 issues.

    Currently, there has been no indication or expectation of material risks in the compliance of the first two sections of the plan. Pending unfavorable results, the Company will determine what course of action and contingencies will need to be made. There can be no assurance that external Year 2000 issues will be resolved. Noncompliance of External Agents as well as the Company's major tenants could have a material adverse impact on the Company's business, operating results and financial condition.

    YEAR 2000 COMPLIANCE DETAIL

    Home Office

     I. Inventory of all systems: The Company has inventoried all information systems at its corporate offices in New York and Atlanta. The hardware systems primarily consist of desktop and laptop computers, server computers, printers, phone systems and local area and wide area network infrastructures. The software applications primarily consist of commercial off the shelf software ("COTS") products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. All of the Home Office systems are Year 2000 compliant.

    III. Verification of compliance with vendors: The Company has verified compliance of systems through systems' documentation, mail correspondences and vendor web sites.

    IV. Testing of critical equipment and processes: The Home Office primarily uses COTS products and does not significantly rely on any proprietary or customized systems. The Company has performed no testing and has relied upon vendor certifications and vendor internal testing processes.

     V. Replacement or modification of systems: The Company has replaced or modified non-compliant systems in the ordinary course of business.

    Wilson

     I. Inventory of all systems: The Company continues to inventory all information and real estate operating systems at its offices and Properties, the majority of which are located in California. The information systems primarily consist of desktop and laptop computers, server computers, printers, phone systems, local area and wide area network infrastructures, and COTS products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks. The real estate operating systems primarily consist of heating ventilation and air conditioning ("HVAC") systems, elevator systems, electrical systems, fire and life safety systems and security control systems.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. Substantially all of the information and real estate operating systems are Year 2000 compliant. Those systems identified as non-compliant will be upgraded or replaced in the normal course of business by December 31, 1999. A component of the accounting system used by Wilson has been identified as non-compliant. An upgrade has been purchased and will be installed by the end of the second quarter of 1999. The cost of the upgrade was approximately $10,000.

    III. Verification of compliance with vendors: The Company has verified compliance of systems through systems' documentation, mail correspondences and vendor web sites.

    IV. Testing of critical equipment and processes: Wilson primarily uses COTS products and does not significantly rely on any proprietary or customized systems. The Company has performed no testing and has relied upon vendor certifications and vendor internal testing processes.

     V. Replacement or modification of systems: The Company has and will continue to replace or modify non-compliant systems in the ordinary course of business.

    External Agents

    As part of the Company's Year 2000 compliance plan, significant service providers, vendors and customers have been identified and steps are being undertaken to reasonably ascertain their stage of Year 2000 readiness. Through questionnaires, web sites, interviews, on site visits and other available means, the Company is assessing the Year 2000 risk of its third party property managers, financial institutions, significant tenants and other significant business partners.

    Of the External Agents, the Company has focused attention on assessing the Year 2000 risk of its third party property managers and the associated real estate operating systems (HVAC systems, elevator systems, electrical systems, fire and life safety systems and security control systems). Currently, through the process of surveys, interviews and on site visits, there has been no indication of material Year 2000 risks at the Company's third-party property managers. Non-compliant systems will be upgraded or replaced in the normal course of business before December 31, 1999 or will be addressed with a contingency plan.

    There can be no assurance that external Year 2000 issues will be resolved. Should non-compliance of External Agents not be discovered, such non-compliance could have a material adverse impact on the Company's business, operating results and financial condition. Where possible, the Company will terminate any vendor relationships should it find any material Year 2000 issues with that vendor.

                                   TAX STATUS

    The Company has elected to be taxed as a REIT for federal income tax purposes and believes that it has met the requirements for qualification and taxation as a REIT commencing with its taxable year ended December 31, 1983. As a REIT, the Company generally is not subject to corporate federal income tax on net income that it currently distributes to its stockholders, provided that the Company satisfies certain technical requirements relating to, among other things, the composition of its gross income and assets and the requirements to distribute at least 95% of its REIT taxable income to stockholders.

                                  COMPETITION

    The leasing of real estate is highly competitive. The Company's Properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of the improvements. The Company also experiences competition when attempting to acquire interests in desirable real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, the Company competes for the acquisition of building sites or redevelopment opportunities with domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

                               INDUSTRY SEGMENTS

    The Company has one reportable segment--real estate. The Company does not have foreign operations and its business is not seasonal. The Company has adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See Notes to Consolidated Financial Statements which are part of this report for further discussion.

                                   EMPLOYEES

    As of December 31, 1998, the Company had approximately 340 employees.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Section 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Cornerstone intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

    "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of Cornerstone. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements to reflect future developments. In addition, Cornerstone undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

    The "forward-looking statements" contained in this document are made under the captions "Business--The Company", "--Business Objectives", "--Recent Developments", "--Risk Factors", "--Regulatory Compliance", "--Tax Status", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "--Liquidity and Capital Resources". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

    Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management of Cornerstone that could cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, difficulties related to acquisitions and integrations of real estate companies or portfolios, adverse changes in real estate markets, increases in interest rates, increased development of properties that compete with the Company's portfolio, earthquakes or other casualties in areas where a substantial number of the Company's buildings are located, risks related to the Company's liquidity and capital requirements, risks relating to the Company's failure to ensure its information systems and those of its tenants are Year 2000 compliant, risks of a deterioration in general economic conditions and other matters disclosed under the caption "Risk Factors" herein.

ITEM 2. PROPERTIES.

TABLE OF PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at December 31, 1998:

                                                     TOTAL
MARKET NAME                                        RENTABLE      CORNERSTONE
  PROPERTY                                        SQUARE FEET   INTEREST (A)   YEAR CONSTRUCTED    OCCUPANCY       NOTES
-----------------------------------------------  -------------  -------------  ----------------  -------------     -----
BOSTON, MASSACHUSETTS
  Sixty State Street...........................       823,014         100.0%         1978                 99%            B
  500 Boylston Street..........................       714,636          91.5%         1988                100%            D
  222 Berkeley Street..........................       531,184          91.5%         1991                100%            D
  125 Summer Street............................       463,691         100.0%         1989                 97%
  One Memorial Drive...........................       352,764         100.0%         1985                100%            C
                                                 -------------                                           ---
  MARKET TOTAL.................................     2,885,289                                             99%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings)........................       513,910         100.0%      1982-1987               88%            E
  Peninsula Office Park (7 buildings)..........       493,214         100.0%      1971-1998               98%            E
  Seaport Centre...............................       463,142         100.0%         1988                 65%            E
  Bay Park Plaza (2 buildings).................       257,058         100.0%      1985-1998               97%            E
  One Bay Plaza................................       176,533         100.0%         1979                 93%            E
  Belmont Shores...............................       141,643         100.0%         1983                 97%            E
  1300 South El Camino.........................        84,441         100.0%         1986                100%            E
  66 Bovet.....................................        43,968         100.0%         1968                 87%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................     2,173,909                                             88%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings)...............       329,604         100.0%      1985-1987               97%            E
  ADP Plaza (2 buildings)......................       299,591         100.0%      1987-1989               93%            E
  PeopleSoft Plaza.............................       279,931         100.0%         1984                 99%            E
  Norris Tech Center (3 buildings).............       260,513         100.0%      1984-1998               96%            E
  Golden Bear Center...........................       160,587         100.0%         1986                 96%            E
  2700 Ygnacio Valley Road.....................       103,214         100.0%         1984                 96%            E
  Park Plaza...................................        87,040         100.0%         1986                 86%            E
  1600 South Main..............................        83,277         100.0%         1983                 95%            E
  Foothill Corporate Center....................        70,355         100.0%         1982                 98%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,674,112                                             96%

ATLANTA, GEORGIA
  191 Peachtree Street.........................     1,215,288          80.0%         1991                 98%          D,F
  200 Galleria.................................       432,698         100.0%         1985                 95%            D
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,647,986                                             97%

SEATTLE, WASHINGTON
  Washington Mutual Tower (3 buildings)........     1,154,560          50.0%         1988                 99%            G
  110 Atrium Place                                    213,854         100.0%         1981                 97%            E
  Island Corporate Center......................       100,075         100.0%         1987                 96%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,468,489                                             99%

                                                     TOTAL
MARKET NAME                                        RENTABLE      CORNERSTONE
  PROPERTY                                        SQUARE FEET   INTEREST (A)   YEAR CONSTRUCTED    OCCUPANCY       NOTES
-----------------------------------------------  -------------  -------------  ----------------  -------------     -----
SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings)...............       354,005         100.0%      1971-1999               99%          E,H
  10 Almaden...................................       293,685         100.0%         1989                100%            E
  Pruneyard Shopping Center....................       252,210         100.0%        1970s                 95%            E
  Embarcadero Place (4 buildings)..............       192,108         100.0%         1984                100%            E
  Pruneyard Inn................................        90,000         100.0%         1989                              E,I
  First American Plaza.........................        82,596         100.0%         1971                 98%            E
  490 California...............................        24,539         100.0%         1985                100%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,289,143                                             99%

DENVER, COLORADO
  One Norwest Center...........................     1,187,752         100.0%         1983                 97%
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,187,752                                             97%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street........................       410,902          66.7%         1955                 95%            E
  One Post.....................................       389,660          50.0%         1969                 99%            E
  201 California Street........................       240,230         100.0%         1980                100%            J
  188 Embarcadero..............................        85,209         100.0%         1985                 99%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,126,001                                             98%

MINNEAPOLIS, MINNESOTA
  Norwest Center...............................     1,118,062          50.0%         1988                100%            K
                                                 -------------                                           ---
  MARKET TOTAL.................................     1,118,062                                            100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings)..................       688,709          70.0%         1990                 96%          D,L
  99 Canal Center..............................       137,945         100.0%         1986                 98%            D
  TransPotomac Plaza 5.........................        92,980         100.0%         1983                 96%            D
  11 Canal Center..............................        70,365         100.0%         1986                 95%            D
                                                 -------------                                           ---
  MARKET TOTAL.................................       989,999                                             96%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings)...........       678,885         100.0%      1986/1990               97%            M
  One Lincoln Centre...........................       297,067         100.0%         1986                 90%
                                                 -------------                                           ---
  MARKET TOTAL.................................       975,952                                             95%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
  West Wilshire (2 buildings)..................       235,781         100.0%      1960-1976               90%            E
  Wilshire Palisades...........................       186,714         100.0%         1981                 99%            J
  Janss Court..................................       125,556         100.0%         1989                 97%          E,N
  Searise Office Tower.........................       122,292         100.0%         1975                 94%            E
  Commerce Park................................        94,252         100.0%         1977                 79%          E,O
  429 Santa Monica.............................        81,414         100.0%         1982                 81%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       846,009                                             92%

                                                     TOTAL
MARKET NAME                                        RENTABLE      CORNERSTONE
  PROPERTY                                        SQUARE FEET   INTEREST (A)   YEAR CONSTRUCTED    OCCUPANCY       NOTES
-----------------------------------------------  -------------  -------------  ----------------  -------------     -----
ORANGE COUNTY, CALIFORNIA
  Bixby Ranch..................................       277,289         100.0%         1987                 98%            E
  18301 Von Karman.............................       219,537         100.0%         1991                 64%            E
  2677 North Main..............................       212,542         100.0%         1987                 81%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       709.368                                             82%

CHARLOTTE, NORTH CAROLINA
  Charlotte Plaza..............................       612,728         100.0%         1982                 99%            D
                                                 -------------                                           ---
  MARKET TOTAL.................................       612,728                                             99%

ARIZONA
  Gateway (2 buildings)........................       212,222         100.0%      1984-1985               92%            E
  Scottsdale Centre............................       164,469         100.0%         1985                 94%            E
  Biltmore Lakes...............................       207,489         100.0%         1982                 96%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       584,180                                             94%

SAN DIEGO, CALIFORNIA
  Centerside II................................       286,941         100.0%         1987                 94%            E
  Crossroads...................................       133,950         100.0%         1983                 99%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       420,891                                             95%

LOS ANGELES, CALIFORNIA
  700 North Brand..............................       202,785         100.0%         1981                 94%            E
  Tri-Center Plaza.............................       141,946         100.0%         1990                 96%            E
  Warner Park Center...........................        58,798         100.0%         1986                 98%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       403,529                                             95%

NEW YORK CITY, NEW YORK
  527 Madison Avenue...........................       215,332         100.0%         1986                 94%
  Tower 56.....................................       163,633         100.0%         1983                 99%            P
                                                 -------------                                           ---
  MARKET TOTAL.................................       378,965                                             96%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings)..............       118,990         100.0%         1990                100%            E
  Agoura Hills.................................       115,265         100.0%         1987                 88%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       234,255                                             94%

OTHER REGIONS
  U.S. West (Murray, Utah).....................       136,608         100.0%         1985                 86%            E
  Exposition Centre (Sacramento, California)...        72,547         100.0%         1984                 65%            E
                                                 -------------                                           ---
  MARKET TOTAL.................................       209,155                                             79%
                                                 -------------                                           ---
  TOTAL PORTFOLIO..............................    20,935,774                                             96%
  Minority Interest Adjustment (Q).............      (684,784)
                                                 -------------                                           ---
  CORNERSTONE PORTFOLIO........................    20,250,990                                             95%
                                                 -------------                                           ---
                                                 -------------                                           ---

------------------------

(A) Unless noted below, cash flow and residual proceeds will be distributed to Cornerstone according to its percentage interest.

(B) On December 31, 1997, the Company purchased the second mortgage on Sixty State Street. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) inure to the Company. The Company controls all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million. The $78.4 million first mortgage on the Property was originally recorded by the Company as an $89.6 million liability due to its above-market interest rate.

   The second mortgage, which the Company holds, is collateralized only by the improvements on Sixty State Street. Title to the improvements is owned by Sixty State Street Trust, the ground lessee under a ground lease that expires on December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

(C) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the Property was approximately $112.5 million, approximately $23.5 million of which was paid in cash, approximately $29.0 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $60.0 million of which was paid in Common Stock valued at $17.50 per share.

(D) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the PGGM Portfolio"). The Company acquired the PGGM Portfolio for a purchase price of approximately $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's Initial Public Offering in April 1997 and $54.0 million from its Revolving Credit Facility.

(E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of WW&A. As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 90,000 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area.

   The Company acquired WW&A for a purchase price of approximately $1.8 billion, consisting of approximately 14.9 million shares of Common Stock valued at $17.25 per share (recorded at $16.25 per share for GAAP purposes), approximately 16.2 million UPREIT Units valued at $17.25 per unit (recorded at $16.25 per unit for GAAP purposes), approximately $465.0 million in cash and the assumption of approximately $760.0 million of property and construction related debt (recorded at $773.7 million for GAAP purposes). The cash portion of the transaction was financed primarily from the Company's Revolving Credit Facility and the sale of $200.0 million of Common Stock to PGGM, an approximate 33.6% stockholder prior to the Wilson Acquisition, priced at $17.25 per share.

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1997 and 1998, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, which the Company expects it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

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

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1998, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(H) Pruneyard Place is under construction with an expected completion date of April 1999. The building is 100% pre-leased. The building will be six stories and contain approximately 120,000 square feet of net rentable area.

(I) The Pruneyard Inn is a 118-room, three-story hotel. The Property is currently undergoing a 25,000-square foot expansion, which will add 54 new rooms.

(J) On June 3, 1998, the Company purchased 201 California Street and Wilshire Palisades. The total purchase price for the Properties was approximately $121.5 million, approximately $29.5 million of which was paid in cash, approximately $29.1 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $62.9 million of assumed debt (recorded at $64.6 million for GAAP purposes).

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1998, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 77.9%.

(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the year ended December 31, 1998, the Company received 100% of the cash flow from the Property.

(M) On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. This Property consists of four Class A office buildings with approximately 679,000 rentable square feet. The consideration paid for this Property was approximately $135.0 million in cash and approximately $15.0 million in UPREIT Units valued at $18.50 per unit, for a total purchase price of approximately $150.0 million. The Company financed a portion of the purchase price with an $80.0 million mortgage loan from Bankers Trust Company; this mortgage was subsequently refinanced in October 1998.

(N) Janss Court is a seven-story, 125,000-square foot Class A mixed-use building. In addition to 92,000 square feet of retail and office space, Janss Court offers 32 apartments for a total of 33,000 rentable square feet of residential space.

(O) The Property is subject to a ground lease agreement. The agreement requires annual payments of $115,000 through March 31, 2002 and $121,000 from April 1, 2002 through March 31, 2007. The lease payment increases every ten years thereafter according to a formula based on the Consumer Price Index. The ground lease expires on March 31, 2041.

(P) On January 5, 1998, the Company purchased for approximately $5.5 million, the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. As a result, all of the cash flow and the residual value of Tower 56 inure to the Company.

(Q) Rentable square feet includes an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' percentage interest in the cash flows of the property.

    None of the above Properties had either (i) net book values equal to 10.0% or more of the Company's total assets as of December 31, 1998 or (ii) gross revenues equal to 10.0% or more of the Company's consolidated gross revenues for the year ended December 31, 1998.

JOINT VENTURE PROPERTIES

    This section describes the Properties in which the Company has an interest through joint venture or other ownership arrangement.

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

    THE PARTNERSHIP

    Norwest Center is owned by NWC Limited Partnership ("NWC"), a partnership in which the Company owns a 50.0% general partnership interest through a wholly-owned subsidiary of the Operating Partnership. Sixth and Marquette Limited Partnership ("S&M") owns a 49.0% managing general partnership interest and a 1.0% limited partnership interest in NWC. The managing general partner of NWC is currently S&M. The Company has the right, at its sole discretion, to become the managing general partner of NWC. Due to the above factors, the Company consolidates NWC. Norwest Center is managed by Hines Interests Limited Partnership ("Hines").

    Under the partnership agreement governing NWC, the managing general partner has the right to manage and operate NWC's business. Until certain cash flow levels have been achieved for two consecutive years (the "NWC Preference Period"), S&M and the Company each hold a 50.0% interest in NWC. After the NWC Preference Period ends, the Company will be entitled to hold a 60.0% interest (subject to increases in the Company's interest that may result from early termination of the NWC Preference Period), and S&M a 40.0% interest. The Company does not expect the NWC Preference Period to end in the foreseeable future.

    During the NWC Preference Period, the Company is entitled to receive an annual preference return (the "NWC Preference Return") equal to 7.0% of its capital base, which was $92.3 million as of December 31, 1998. The NWC Preference Return is cumulative, and if operating revenues (after payment of operating costs, capital expenditures and debt service) are not sufficient to fund the distribution of any NWC Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 7.0%, compounded annually. Currently, there is no accrued deficiency outstanding on the NWC Preference Return.

    Subject to the preferential distributions to the Company described above, all of NWC's operating revenues remaining after making payments required for the operations of NWC and Norwest Center and the payment of debt service will be distributed 50.0% to the Company and 50.0% to S&M during the NWC Preference Period.

WASHINGTON MUTUAL TOWER

    Washington Mutual Tower is a 55-story, granite and glass office tower containing approximately 1,155,000 square feet of net rentable area (including the Galland and Seneca Buildings described below). Washington Mutual Tower is located in the heart of the downtown Seattle CBD, at 1201 Third Avenue, with unobstructed views of Puget Sound. The project site ("Project Site") is comprised of Washington Mutual Tower and Block 6 ("Block 6") which consists of a 6-level underground parking garage for 810 cars; an adjacent historic brick building (the Brooklyn Building); three levels of restaurants, shops and service businesses; and, to protect sight lines from Washington Mutual Tower, two masonry office buildings located across the street - the Galland and Seneca Buildings - master leased by Third and University Limited Partnership ("Third Partnership") through 2005 from Samis Land Company. Wright Runstad & Company has a subordinated equity interest in Washington Mutual Tower and manages the Property for Cornerstone.

    THE PARTNERSHIP

    The Project Site is owned by Third Partnership. The Company owns, through a wholly-owned subsidiary of the Operating Partnership, a 50.0% general partnership interest in Third Partnership. 1212 Second Avenue Limited Partnership, a Washington limited partnership ("1212 Partnership"), currently holds a 49.0% managing general partnership interest and a 1.0% limited partnership interest in Third Partnership. Third Partnership is the successor in interest as lessee under a lease, expiring in 2005, of the Galland and Seneca Buildings.

    The Company holds the right, at its sole discretion, to elect to become the managing general partner of Third Partnership. Due to the above factors, the Company consolidates Third Partnership. 1212 Partnership was originally the only general partner and is now the managing general partner with the obligation to manage and operate Third Partnership's business.

    Until certain cash flow levels have been achieved for two consecutive years (the "Washington Preference Period"), all of Third Partnership's operating revenues remaining after making payments required for: (i) the operations of Third Partnership and Washington Mutual Tower; (ii) net Block 6 costs; (iii) the payment of debt service; and (iv) the Washington Preference Returns (defined below), will be distributed 50.0% to the Company and 50.0% to 1212 Partnership. The Washington Preference Period is expected to continue for the foreseeable future. During the Washington Preference Period, the Company is also entitled to receive an annual preference return (the "Washington Preference Return") equal to 8.0% of its capital base, which was $100.0 million as of December 31, 1998. The Washington Preference Return is cumulative, and if operating revenues, adjusted for payment of operating costs, capital expenditures and debt service are insufficient to fund the distribution of any Washington Preference Return then due, the amount of such deficiency shall accumulate and shall bear interest at the rate of 8.0%, compounded annually. As of December 31, 1998, the Company is due a cumulative preference deficit, including accrued interest, of approximately $9.7 million, which will be reduced as cash flow becomes available. On a priority basis to the Washington Preference Return described above, the Company also receives a 9.53% return on an additional equity investment of $47.0 million made in September 1995. The Company is entitled to receive this return through September 30, 2003, at which time the rate of return will adjust based on conditions in the interest rate markets.

191 PEACHTREE STREET

    191 Peachtree Street, located in downtown Atlanta, is a 50-story multi-tenant office building containing approximately 1,215,000 square feet of net rentable area. The Property was completed in 1991 and designed by John Burgee Architects and Philip Johnson. Attached to the building is a 16-story parking deck with 1,386 spaces. 191 Peachtree Street was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option.

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

    OWNERSHIP STRUCTURE

    THE MORTGAGE. Cornerstone holds the first mortgage on the Property in the amount of $145.0 million. The mortgage earns interest at a rate of 9.375% and matures on February 28, 2008. The loan was interest only through March 1, 1998 and has since required principal payments based on a 30-year amortization schedule.

    THE PARTNERSHIP. Cornerstone has an 80.0% interest in One Ninety One Peachtree Associates, the partnership which owns the Property. The Company's interest in One Ninety One Peachtree Associates is consolidated for accounting purposes, as the Company has substantial control over major decisions, as well as the right to become managing general partner. Through February 28, 2000, the minority partner in the transaction, C-H Associates, Ltd, will receive an Incentive Distribution (as defined) of $250,000 per annum. This payment will be made out of net cash flow after the payment of the first mortgage loan described above. Cornerstone will receive the remaining cash flow up to the amount of an Undistributed Preferred Return, defined in the partnership agreement for the Property. Should cash flow be insufficient to repay the Undistributed Preferred Return, the remainder will earn interest at a rate increasing over the next eight years from 7.25% to 11.5%; at December 31, 1998, the cumulative Undistributed Preferred Return was approximately $162.9 million. Through a buy-sell agreement that becomes effective in 2002, either the Company or the minority partner will have the right to withdraw from the partnership by offering to the other its entire interest in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control of the asset.

    THE GROUND LEASE. A small portion of the site that is below the parking structure is subject to a long-term ground lease from the Ritz-Carlton Hotel (see above). As part of the ground lease agreement, the Ritz-Carlton Hotel has its ballroom located in the basement of 191 Peachtree Street.

500 BOYLSTON STREET

    500 Boylston Street, a 25-story, Class A office building containing a total rentable area of approximately 715,000 square feet, was designed by the team of John Burgee Architects and Philip Johnson. The project shares a full city block with 222 Berkeley Street, and together, the two buildings are considered the premier buildings in the Back Bay submarket of Boston. 500 Boylston Street is comprised of 642,000 square feet of office area on floors three through twenty-five, 8,000 square feet of storage space, and 65,000 square feet of retail area on floors one and two. Parking for 1,000 cars is shared with 222 Berkeley Street and is located on three levels below grade. The 500 Boylston Street site contains approximately 137,000 square feet of land area or 3.15 acres, with approximately 500 feet of frontage on Boylston Street.

    The 500 Boylston Street and 222 Berkeley Street complex occupies a city block bound by Boylston Street on the north, St. James Avenue on the south, Clarendon Street on the west and Berkeley Street on the east. Development of the Back Bay has historically been subject to restrictive zoning ordinances, aimed at preserving the character of the area and concentrating commercial development along the "High Spine", of which Boylston Street is the center.

    THE PARTNERSHIP

    Cornerstone has a 91.5% interest in Five Hundred Boylston West Venture, the partnership which owns the fee simple title to the Property. The remaining 8.5% interest is owned by Boylston West 1986 Associates Limited Partnership ("Boylston West"). Cash flow, excess financing and sales proceeds are shared on a pro rata basis between the partners with respect to each partnership interest. The Company consolidates its investment in the partnership which owns 500 Boylston Street. In addition, through buy-sell agreements that become effective in 2007 with respect to each partner, either the Company or Boylston West will have the right to withdraw from the partnership by offering to the other its entire share in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control in the underlying asset. The Property is managed by Hines under a long-term management agreement.

222 BERKELEY STREET

    222 Berkeley Street is a 22-story Class A office building containing approximately 531,000 square feet of net rentable area. Its floor plates range from approximately 40,000 square feet on floors one through six to approximately 14,000 square feet on floors twenty through twenty-two. The main lobby has inlaid marble patterned floors, marble and painted walls and upper level mill worked interior windows. Designed by Robert A.M. Stern Architects, the building is clad in brick and uses natural cast stone for trim and detailing. This design approach blends the historic flavor of the Back Bay area architecture with that of a modern office building. The retail area of 46,000 square feet is located on the first and second floors. Completed in 1991, 222 Berkeley Street was designed as the second phase of a full block development and is therefore physically attached to 500 Boylston Street. The two buildings have interconnecting garage and retail areas. A reciprocal easement agreement has been established to permit the operation of these shared facilities.

    The site is bound by Berkeley Street on the east, St. James Avenue on the south, the 500 Boylston Street building on the west and Boylston Street on the north. The office tower fronts Berkeley Street and is turned at a ninety degree angle to the tower of 500 Boylston Street, providing views from the tower towards downtown Boston and the Charles River.

    THE PARTNERSHIP

    Cornerstone has a 91.5% interest in Two Twenty Two Berkeley Venture, the partnership which owns the fee simple title to the Property. The remaining 8.5% interest is owned by Hines 222 Berkeley Limited Partnership ("Hines LP"). Cash flow, excess financing and sales proceeds are shared on a pro rata basis between the partners with respect to each partnership interest. The Company consolidates its investment in the partnership which owns 222 Berkeley Street. In addition, through buy-sell agreements that become effective in 2007 with respect to each partner, either the Company or Hines LP will have the right to withdraw from the partnership by offering to the other its entire share in the partnership, or if such offer is not accepted, the right to buy the other partner's entire interest in the partnership and gain full control in the underlying asset. The Property is managed by Hines under a long-term management agreement.

SIXTY STATE STREET

    Sixty State Street, a 38-story, Class A office building containing a total rentable area of approximately 823,000 square feet, was designed by Skidmore, Owings, & Merrill Architects. The project is located on the northeast corner of State and Congress Streets and is considered one of the premier office buildings in

Boston's Financial District. The exterior facade consists of granite and reflective glass. The building's irregular shape yields 11 sides and thus, substantial window-office space. Built in 1978 on a 1.35-acre site, the building has three levels of below grade parking capable of accommodating 215 vehicles.

    The project is well located and convenient to all forms of public transportation and scores of cultural attractions. Most notably, the building overlooks the adjacent Faneuil Hall Market Place and the Government Center Transit Station. In addition, its location provides convenient commuter access from Boston's suburbs.

    The ground under Sixty State Street is leased to the leasehold owner, Sixty State Street Trust, through December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

    OWNERSHIP STRUCTURE

    On December 31, 1997, Cornerstone purchased the second mortgage on Sixty State Street. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) inure to the Company. The Company controls all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million and is consolidated in land and building due to the above factors. The $78.4 million first mortgage on the property was originally recorded by the Company as an $89.6 million liability as a result of its above-market interest rate.

MARKET SQUARE

    Market Square, located at 701 and 801 Pennsylvania Avenue, N.W., in Washington, D.C., comprises two freestanding buildings which are mirror images of each other. Each building contains eight floors of office space, a plaza and a concourse level, plus four floors of condominium residential units. The condominium units are not owned by the Company. The total rentable area of Market Square is approximately 689,000 square feet and the project has a four level below grade parking garage with 777 spaces. Of this total area, 621,000 square feet is office space, 58,000 square feet is retail and concourse space and 10,000 square feet is storage space. Designed by Hartman Cox, the project won a competition to be the backdrop for the U.S. Navy Memorial plaza.

    Market Square is located midway between the White House and the Capitol on Pennsylvania Avenue, a prominent address in Washington, D.C. Pennsylvania Avenue is wide, thereby providing the project with open city views, including the White House, the Capitol and the Washington Monument. In addition, the Archives-Navy Memorial Metro stop is located in the U.S. Navy Memorial Plaza in front of the building.

    OWNERSHIP STRUCTURE

    THE MORTGAGE. Cornerstone holds the first mortgage on the property in the amount of $181.0 million. The mortgage earns interest at a rate of 9.75% and matures with a balloon payment on November 15, 2007. The loan requires principal payments based on a 30-year amortization schedule. The remaining balance of the mortgage as of December 31, 1998 was approximately $178.5 million. In addition, Cornerstone acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds from Market Square in excess of the first mortgage.

    THE PARTNERSHIP. During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in AALP, the partnership that owns Market Square. The remaining 30.0% partnership interest is owned by Western Associates Limited Partnership. The Company's interest in AALP is consolidated for accounting purposes at December 31, 1998. The income statement has been consolidated since November 1, 1998, as the Company is managing general partner and has substantial control over major decisions as of such date. Cash flow from AALP is distributed to pay the debt service on the first mortgage note described above. Remaining cash flow is used to pay a series of preference returns and "buffer loans" (as described above). Refinancing or sales proceeds would be used to pay the first mortgage, preference returns and outstanding "buffer loans". The unpaid preference return and "buffer loans" through December 31, 1998 totaled approximately $75.5 million. During the year ended December 31, 1998, the Company received 100% of the cash flow from the Property.

120 MONTGOMERY STREET

    120 Montgomery Street is a 25-story Class A office building in San Francisco, California, containing approximately 411,000 rentable square feet. Completed in 1955, this building set the standard of quality for all succeeding high-rise office buildings. Today, it continues to offer its tenants access to the business resources and market exposure commensurate with a downtown business district address. The building is of steel frame construction, with an exterior surface of polished granite panels and stainless-steel mullions. 120 Montgomery Street is apportioned into low-rise and high-rise sections, and is separated by a roof garden on the sixteenth floor, a rare amenity for a downtown high-rise.

    Located at the northeast corner of Montgomery and Sutter Streets, and directly across the street from the world headquarters of Charles Schwab & Co., 120 Montgomery Street provides tenants with a high profile location and ease of access. Situated one block off Market Street and adjacent to a subterranean entrance to the Montgomery BART station, the property is well located with respect to all major forms of transportation in San Francisco's Financial District.

    OWNERSHIP STRUCTURE

    Cornerstone has a 66.7% interest in 120 Montgomery Associates, LLC, the company which owns the fee simple title to the building. The remaining 33.3% interest is owned by Sansome Partners III, L.P. Cash flow, excess financing and sales proceeds are shared on a pro rata basis between the members with respect to each member's interest. The Company makes all operating decisions and consolidates its investment in 120 Montgomery Associates, LLC. Cornerstone manages and leases the Property.

ONE POST

    One Post is a 38-story, Class A office building located at One Post Street in the San Francisco CBD. The building was built in 1969 and offers approximately 390,000 rentable square feet of office and retail space. The building has the distinction of being one of the first modern high-rise buildings to be built in San Francisco and is the corporate headquarters for McKesson Corporation, a tenant since 1970.

    A two-level plaza in front of the building is comprised of approximately 20,000 square feet of public space bordered by Market and Montgomery Streets. The lower plaza has 6,000 square feet of retail shops and an 18,000 square foot fitness center. This lower plaza provides tenants and visitors with direct access to the regional subway and city rail lines.

    OWNERSHIP STRUCTURE

    The Property is owned through a co-tenancy agreement whereby the Company and Crocker Plaza Company ("Crocker") each owns an undivided 50% fee simple interest. Distributions of cash flows and sales proceeds are shared in proportion to the co-tenant's respective interest. The Company accounts for its investment in One Post under the equity method of accounting. The Company and Crocker co-manage and lease the Property.

DEBT SCHEDULE

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of December 31, 1998, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities.

                                                                                     MATURITY
PROPERTY                              AMORTIZATION           INTEREST RATE (A)         DATE         12/31/98        12/31/97
--------------------------------  ---------------------  -------------------------  -----------  --------------  --------------
188 Embarcadero.................  25 year                                    6.90%      Jun-99   $    9,135,000  $           --
One and Two Gateway.............  25 year                                    6.90%      Dec-99        8,679,000              --
Seaport Centre..................  Interest only                   LIBOR plus 1.50%      Dec-99       58,000,000              --
The Pruneyard...................  24 year                         LIBOR plus 2.00%      Mar-00       49,384,000              --
18301 Von Karman................  25 year                                    6.90%      Apr-00       10,647,000              --
Centerside II...................  25 year                                    6.90%      Jun-00       13,818,000              --
Scottsdale Centre...............  25 year                                    6.90%      Jul-00        7,745,000              --
TransPotomac Plaza 5 and
  Charlotte Plaza (B)...........  Interest only                              7.28%      Oct-00       65,000,000      65,000,000
1600 South Main.................  25 year                                    6.90%      Dec-00        5,038,000              --
Convertible Promissory Note due
  2001 (C)......................  Interest only                          8.11% max(D)     Jan-01     12,926,000      12,926,000
Biltmore Lakes..................  25 year                                    6.90%      Apr-01       11,468,000              --
Belmont Shores..................  25 year                                    6.90%      Apr-01        9,839,000              --
700 North Brand.................  25 year                                    6.90%      May-01       18,108,000              --
2677 North Main.................  25 year                                    6.90%      May-01       10,774,000              --
2700 Ygnacio Valley Road........  25 year                                    6.90%      Aug-01        5,035,000              --
Westlake Spectrum...............  25 year                                    6.90%      Aug-01        3,993,000              --
Park Plaza......................  25 year                                    6.90%      Oct-01        4,940,000              --
Warner Park Center..............  25 year                                    6.90%      Dec-01        5,213,000              --
West Wilshire Office and
  Medical.......................  25 year                                    6.90%      Jan-02       17,301,000              --
Searise Office Tower............  25 year                                    6.90%      Jan-02       11,864,000              --
Golden Bear Center..............  25 year                                    6.90%      Mar-02       15,753,000              --
Exposition Centre...............  25 year                                    6.90%      May-02        5,200,000              --
Bixby Ranch.....................  25 year                                    6.90%      May-02       20,243,000              --
Wilshire Palisades..............  22 year                                    6.70%      Jul-02       29,902,000              --
120 Montgomery Street...........  24 year                         LIBOR plus 1.40%      Nov-02       46,930,000              --
1300 South El Camino............  23 year                                    6.90%      Dec-02        4,007,000              --
125 Summer Street...............  Interest only (E)                          7.20%      Jan-03       50,000,000      50,000,000
429 Santa Monica................  25 year                                    6.90%      Mar-03       10,176,000              --
Crossroads......................  25 year                                    6.90%      Mar-03        7,339,000              --
Westlake Spectrum II............  25 year                                    6.90%      Mar-03        5,284,000              --
Tower 56........................  30 year                                    7.67%      May-03       17,548,000      17,742,000
Two ADP Plaza...................  Interest only                              6.90%      Dec-03       13,400,000              --
Two Corporate Centre............  Interest only                              6.90%      Dec-03       18,600,000              --
Norris Tech Center..............  25 year                         LIBOR plus 1.65%      Dec-03       16,392,000              --
Peninsula Office Park 4.........  25 year                                    6.90%      Feb-04        5,436,000              --
Peninsula Office Park 1,3,5,6,8
  & 9...........................  25 year                                    6.90%      Feb-04       54,806,000              --
110 Atrium Place................  30 year                                    6.90%      Mar-04       21,838,000              --
10 Almaden......................  25 year                                    6.90%      Apr-04       33,885,000              --
Embarcadero Place...............  20 year                                    6.90%      Apr-04       26,061,000              --
527 Madison Avenue and One
  Lincoln Centre (B)............  Interest only                              7.47%      Oct-04       65,000,000      65,000,000
Sixty State Street..............  30 year                                    6.84%      Jan-05       87,627,000      89,630,000
201 California Street...........  30 year                                    6.70%      Mar-05       33,071,000              --
Island Corporate Center.........  30 year                                    6.90%      Apr-05       13,294,000              --
Washington Mutual Tower.........  Interest only                              7.53%      Nov-05       79,100,000      79,100,000
Norwest Center..................  Interest only                              8.74%      Dec-05      110,000,000     110,000,000
Agoura Hills....................  25 year                                    6.90%      Dec-05       12,328,000              --
Janss Court.....................  30 year                                    6.90%      Dec-05       18,723,000              --
Bayhill 4,5,6 & 7...............  25 year                                    6.90%      Dec-06       59,071,000              --
66 Bovet........................  22 year                                    6.90%      Apr-07        3,939,000              --
Market Square (F) and 200
  Galleria (B)..................  Interest only                              7.54%      Oct-07      120,000,000     120,000,000
One Norwest Center (G)..........  30 year                                    6.90%      Oct-08       98,252,000      96,780,000
Corporate 500 Centre (H)........  25 year                                    6.66%      Nov-08       89,765,000              --
Other loans.....................  Various                                  Various     Various          597,000              --
                                                         -------------------------  -----------  --------------  --------------
Total Cornerstone Debt before
  adjustments...................                                             7.20%(I)     6.7yrs (I) $1,532,474,000 $  706,178,000

Adjustments:
One Post (J)....................  25 year                                    6.90%      Dec-02       17,250,000              --
120 Montgomery Street (K)         24 year                         LIBOR plus 1.40%      Nov-02      (15,646,000)             --
Norwest Center (K)..............  Interest only                              8.74%      Dec-05      (24,310,000)    (24,310,000)
                                                         -------------------------  -----------  --------------  --------------
Total Cornerstone Share of
  Debt..........................                                             7.17%(I)     6.6yrs (I) $1,509,768,000 $  681,868,000
                                                         -------------------------  -----------  --------------  --------------
                                                         -------------------------  -----------  --------------  --------------

------------------------

(A) The interest rate is the stated interest rate (for Cornerstone originated debt) or the prevailing market rate at the time of acquisition (for debt assumed as part of an acquisition).

(B) The three notes arising from the acquisition of several properties from PGGM are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(C) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

(D) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(E) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

(F) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

(G) On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with CIGNA and Mass Mutual. As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

(H) On October 9, 1998, the Company completed the refinancing of the $80.0 million mortgage on Corporate 500 Centre with Teachers Insurance and Annuity Association. As a result of the refinancing, the principal balance was increased to $90.0 million, the term of the loan was extended from 4.5 years to ten years and the interest rate was increased by three basis points to 6.66%.

(I) Weighted-average interest rate and maturity of the Company's long-term debt.

(J) Amount relates to the Company's share of property debt as this Property is accounted for under the equity method of accounting.

(K) Amounts relate to the joint venture or minority partners' portion of the total debt. Calculations are based on the partners' 1998 percentage participation in the cash flow of such Property.

    The combined aggregate amount of maturities for all long-term borrowings for 1999 through 2003 are $75,814,000, $151,632,000, $82,296,000, $151,200,000 and
$138,739,000, respectively.

    REVOLVING CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank for acquisitions and general working capital purposes as well as the issuance of letters of credit. The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR rate or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of December 31, 1998, $465.0 million of the facility was outstanding at a rate of approximately 6.9%. In addition, at December 31, 1998, there was a $5.0 million letter of credit outstanding at a rate of 1.40%. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of FFO and 110.0% of funds available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter; (iv) fixed charge coverage may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.50 to 1.00.

TENANTS

    The Company's tenants include local, regional, national and international companies engaged in a wide variety of businesses. The following table sets forth, as of December 31, 1998, information concerning the ten largest tenants (ranked by Full Service Straight-Line Rent, adjusted for the interest of a joint venture or minority partner, as of that date) occupying the Properties. "Full Service Straight-Line Rent" is Straight-Line Rent plus annual operating expense recoveries. "Straight-Line Rent" means the annual average of all actual rent required to be paid through the term of the lease, calculated in accordance with GAAP. "Expense Recoveries" are the actual recovery of operating expenses in net lease buildings or the actual recovery of operating expense escalations in gross lease buildings. Full Service Straight-Line Rent does not reflect the cost of any leasing commissions or tenant improvements.

                                                                          FULL SERVICE
                                               STRAIGHT-LINE   EXPENSE    STRAIGHT-LINE    PERCENT      SCHEDULED   RENTABLE SQUARE
TENANT                                             RENT      RECOVERIES       RENT        OF TOTAL     EXPIRATION    FEET EXPIRING
---------------------------------------------  ------------  -----------  ------------  -------------  -----------  ---------------
           Norwest Corporation [Wells
(1)(3)(4)    Fargo]..........................   $19,006,195  $ 9,742,586   $28,748,781            5%       Mar-99          14,659
                                                                                                           Aug-01           7,200
                                                                                                           Oct-01           1,796
                                                                                                           Mar-02          12,898
                                                                                                           Feb-03          13,191
                                                                                                           Jul-03         143,103
                                                                                                           Aug-04          29,810
                                                                                                           Oct-04           5,007
                                                                                                           Jul-13         401,735
                                                                                                           Aug-18         351,391
                                                                                                                    ---------------
                                                                                                                          980,790
           Massachusetts Financial
   (1)(4)    Services........................    9,015,212     4,195,090   13,210,302             2%       Feb-03         328,540
      (1)  Wachovia Bank.....................    9,061,416     3,333,240   12,394,656             2%       Sep-03           7,730
                                                                                                           Dec-08         380,442
                                                                                                                    ---------------
                                                                                                                          388,172
      (1)  Hale & Dorr.......................    7,957,404     3,992,607   11,950,011             2%       Jun-13         296,028
      (1)  King & Spalding...................    8,168,292     2,760,336   10,928,628             2%       Mar-06         305,267
      (1)  Deloitte & Touche.................    7,643,072     1,730,572    9,373,644             2%       Feb-99          15,064
                                                                                                           Oct-99         129,614
                                                                                                           Jun-08          84,947
                                                                                                                    ---------------
                                                                                                                          229,625
   (1)(4)  The New England Life..............    4,730,957     2,547,352    7,278,309             1%       Sep-08         199,055
      (2)  Perkins Coie......................    6,378,103       503,193    6,881,296             1%       Dec-99          10,436
                                                                                                           Jul-03           6,811
                                                                                                           Jul-04          23,775
                                                                                                           Dec-11         199,110
                                                                                                                    ---------------
                                                                                                                          240,132
      (2)  First Union.......................    6,188,976        71,808    6,260,784             1%       Mar-99          23,190
                                                                                                           Jun-00          27,210
                                                                                                           Aug-00          22,884
                                                                                                           Mar-01          22,520
                                                                                                           Aug-01          46,097
                                                                                                           Feb-02          23,421
                                                                                                           Sep-02          22,366
                                                                                                           Aug-08          46,072
                                                                                                           Mar-09          23,105
                                                                                                           Mar-10          46,768
                                                                                                           Mar-11          47,542
                                                                                                           Apr-14           3,905
                                                                                                                    ---------------
                                                                                                                          355,080
   (1)(4)  Houghton Mifflin..................    3,162,483     2,916,682    6,079,165             1%       Feb-07         225,883
                                                                                                 --
                                               ------------  -----------  ------------                              ---------------
           Total Top 10 Tenants..............   $81,312,110  $31,793,466  1$13,105,576           20%                    3,548,572
                                                                                                 --
                                                                                                 --
                                               ------------  -----------  ------------                              ---------------
                                               ------------  -----------  ------------                              ---------------
      (4)  Total Portfolio...................  4$55,603,405  $103,878,253 5$59,481,658                                 19,233,939
                                               ------------  -----------  ------------                              ---------------
                                               ------------  -----------  ------------                              ---------------

------------------------------
(1)  Net Lease.
(2)  Gross Lease.
(3) Norwest Corporation [Wells Fargo] includes all space associated with Norwest Corporation, Norwest Bank Denver N.A. and Wells Fargo Bank.
(4) Straight-Line Rent and rentable square feet include an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' 1998 percentage participation in the cash flows of the Property.

LEASE EXPIRATIONS

    The following table sets forth certain categories of information relating to lease expirations for all of the Properties owned as of December 31, 1998.

                                       1999            2000            2001            2002            2003            2004
                                  --------------  --------------  --------------  --------------  --------------  --------------
Portfolio--All
  Properties
  Total(7)       Square feet        1,814,970 sf    1,774,550 sf    1,928,531 sf    2,751,615 sf    3,169,786 sf    1,450,354 sf
                 expiring(1)....
                 Full service     $   46,086,712  $   43,611,395  $   56,969,565  $   72,182,531  $   94,702,701  $   40,798,457
                 St-Line
                 rent(2)........
Minority
  Interest
  Adjustment
  (3)            Square feet           53,851 sf       50,166 sf       27,798 sf       60,148 sf      150,589 sf       49,256 sf
                 expiring (1)...
                 Full service     $    1,441,303  $    1,375,946  $      801,132  $    1,571,496  $    4,869,422  $    1,585,446
                 St-Line
                 rent(2)........

Cornerstone
  Portfolio      Square feet        1,761,119 sf    1,724,384 sf    1,900,733 sf    2,691,467 sf    3,019,197 sf    1,401,098 sf
                 expiring(1)(3)..
                 Full service     $   44,645,410  $   42,235,449  $   56,168,433  $   70,611,035  $   89,833,279  $   39,213,010
                 St-Line
                 rent(2)(3).....
                 Full service              25.35           24.49           29.55           26.24           29.75           27.99
                 St-Line rent
                 per sq. ft.....
                 % Full service             7.98%           7.55%          10.04%          12.62%          16.06%           7.01%
                 St-Lined rent..
                 No. of tenant               343             317             303             299             321             117
                 leases
                 expiring(4)....
                 Asking market    $        34.70
                 rent per sq.
                 ft.(5).........
                 Operating        $        10.24
                 Expenses per
                 sq. ft.(6).....

                                                                                   2009 AND
                     2005            2006            2007            2008           BEYOND          TOTAL
                --------------  --------------  --------------  --------------  --------------  --------------
Portfolio--All
  Properties
  Total(7)          669,892 sf    1,113,593 sf    1,159,709 sf    1,466,471 sf    2,609,658 sf   19,909,129 sf
                $   23,182,656  $   37,645,521  $   32,924,199  $   47,801,926  $   85,116,419  $  581,022,082
Minority
  Interest
  Adjustment
  (3)                 6,288 sf          638 sf      126,249 sf       27,291 sf      122,916 sf      675,190 sf
                $      210,635  $       14,580  $    3,569,374  $    1,008,960  $    5,092,130  $   21,540,424
Cornerstone
  Portfolio         663,604 sf    1,112,955 sf    1,033,460 sf    1,439,180 sf    2,486,742 sf   19,233,939 sf
                $   22,972,021  $   37,630,941  $   29,354,826  $   46,792,966  $   80,024,288  $  559,481,658
                         34.62           33.81           28.40           32.51  $        32.18           29.09
                          4.11%           6.73%           5.25%           8.36%          14.30%         100.00%
                            53              31              47              45              46           1,922

----------------------------------

(1) The Total square footage expiring in any particular year.

(2) Full Service Straight-line rent is the annual average of all lease payments required to be made through the term of the lease required under Generally Accepted Accounting Principles plus the annualized recovery of operating expenses.

(3) Full Service Straight-line rent and square feet expiring include an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' 1998 percentage participation in the cash flows of the Property.

(4) The number of tenant leases expiring in each year.

(5) Asking market rent is the average initially quoted rent to prospective tenants in each building. All market rents shown are on full service basis.

(6) Operating Expenses are the projected recoverable expenses quoted to prospective tenants in each building.

(7) The Pruneyard Inn (90,000sf) is not included.

ITEM 3. LEGAL PROCEEDINGS.

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    A special meeting of stockholders of the Company was held on December 14, 1998 for the purpose of considering and voting upon the following matters.

(1) a proposal to approve the issuance of up to 39,000,000 shares of Cornerstone Common Stock (directly and upon redemption of UPREIT Units) in connection with the Wilson Acquisition (the "Wilson Issuance");

(2) a proposal to approve the issuance of 11,594,203 shares of Cornerstone Common Stock to PGGM (the "PGGM Investment"); and

(3) a proposal to approve the amendment and restatement of the Cornerstone Properties Inc. 1998 Long-Term Incentive Plan to increase the number of shares of Cornerstone Common Stock reserved for issuance thereunder and to permit the granting of stock options and other awards to non-employee directors of Cornerstone (the "Amendment").

    The holders of record of the Company's Common Stock at the close of business on November 9, 1998 (the "Record Date") were entitled to vote at the Special Meeting. On the Record Date, there were 101,636,864 shares of Common Stock outstanding, each of which was entitled to one vote with respect to each proposal. Approval of the Wilson Issuance, the PGGM Investment and the Amendment required the affirmative vote of a majority of the votes cast, provided that, in the case of the Wilson Issuance and the PGGM Investment, the total votes cast represented over 50.0% of the outstanding shares of Common Stock on the Record Date. All of the proposals were approved. The following table sets forth the voting results with respect to each proposal:

                                                            NO. OF VOTES  NO. OF VOTES    NO. OF     NO. OF BROKER
PROPOSAL                                                      CAST FOR    CAST AGAINST  ABSTENTIONS    NON-VOTES
----------------------------------------------------------  ------------  ------------  -----------  -------------
Wilson Issuance...........................................    66,114,206      107,675      122,837      9,624,512
PGGM Investment...........................................    66,049,294      172,386      123,038      9,624,512
Amendment.................................................    74,104,797    1,736,960      127,473        N/A

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

    The shares of Common Stock of the Company are traded on the New York, Frankfurt and Dusseldorf Stock Exchanges. Quotations of the Common Stock in New York are made in United States Dollars. Quotations in Dusseldorf and Frankfurt are made in Deutsche Marks. On April 21, 1997, Cornerstone completed its initial U.S. public offering of 16.1 million shares of common stock at $14.00 per share. The high and low sales prices of the Common Stock on the New York Stock Exchange for each quarter of 1997 in which the Company was listed and 1998 were as follows:

    SALES PRICE

1997                                                                               HIGH        LOW
-------------------------------------------------------------------------------  ---------  ---------
2nd Quarter....................................................................  $   15.38  $   14.25
3rd Quarter....................................................................  $   19.50  $   15.25
4th Quarter....................................................................  $   20.00  $   17.69

1998
-------------------------------------------------------------------------------
1st Quarter....................................................................  $   19.63  $   17.25
2nd Quarter....................................................................  $   18.38  $   16.19
3rd Quarter....................................................................  $   18.00  $   13.38
4th Quarter....................................................................  $   16.00  $   14.06

    The high and low sales prices of the Common Stock on the Frankfurt Stock Exchange for each quarter of 1997 and 1998 were as follows:

    SALES PRICE

1997                                                                         HIGH          LOW
------------------------------------------------------------------------  -----------  -----------
1st Quarter.............................................................  DM28.25      DM23.90
2nd Quarter.............................................................  DM27.50      DM24.80
3rd Quarter.............................................................  DM33.80      DM26.20
4th Quarter.............................................................  DM34.50      DM29.00

1998
------------------------------------------------------------------------
1st Quarter.............................................................  DM35.00      DM31.50
2nd Quarter.............................................................  DM33.60      DM28.80
3rd Quarter.............................................................  DM32.00      DM23.00
4th Quarter.............................................................  DM26.80      DM23.00

    The high and low sales prices of the Common Stock on the Dusseldorf Stock Exchange for each quarter of 1997 and 1998 were as follows:

    SALES PRICE

1997                                                                         HIGH          LOW
------------------------------------------------------------------------  -----------  -----------
1st Quarter.............................................................  DM28.20      DM23.40
2nd Quarter.............................................................  DM26.70      DM24.70
3rd Quarter.............................................................  DM33.60      DM26.40
4th Quarter.............................................................  DM34.50      DM29.50

1998
------------------------------------------------------------------------
1st Quarter.............................................................  DM35.00      DM31.50
2nd Quarter.............................................................  DM33.60      DM28.10
3rd Quarter.............................................................  DM32.20      DM23.50
4th Quarter.............................................................  DM26.10      DM23.00

    The closing quotation of the Company's common stock on March 24, 1999 was U.S. 14.63 on the New York Stock Exchange, DM 24.74 on the Frankfurt Stock Exchange and DM 24.74 on the Dusseldorf Stock Exchange.

    As of March 24, 1999, there were approximately 200 holders of record of the Common Stock.

    For 1997, Cornerstone paid distributions to its stockholders of $0.60 per share on January 31, 1997 (to stockholders of record as of December 30, 1996); $0.30 per share on April 30, 1997 (to stockholders of record as of March 21, 1997); $0.30 per share on July 31, 1997 (to stockholders of record as of June 20, 1997); $0.30 per share on October 31, 1997 (to stockholders of record as of September 19, 1997); and $0.14 per share on November 26, 1997 (to stockholders of record as of October 31, 1997).

    For 1998, Cornerstone paid distributions to its stockholders and unitholders of $0.30 per share/unit on February 27, 1998 (to stockholders and unitholders of record as of January 30, 1998); $0.30 per share/unit on May 28, 1998 (to stockholders and unitholders of record as of April 30, 1998); $0.30 per share/unit on August 31, 1998 (to stockholders and unitholders of record as of July 31, 1998); and $0.30 per share/unit on November 30, 1998 (to stockholders and unitholders of record as of October 30, 1998).

    The Company intends to continue to pay cash distributions to its stockholders and unitholders. It is expected that distributions will be made on a quarterly basis in 1999 and, in accordance with the Company's qualification as a REIT, will be equal to at least 95% of the Company's REIT taxable income (excluding any net capital gain). The Company intends that at least 85% of all distributions from income earned during any taxable year will be made prior to the end of such taxable year. No assurance can be given as to the amounts of future distributions since they are subject to the Company's FFO, earnings, financial condition, and such other factors as the Board of Directors deem relevant.

    The Revolving Credit Facility contains certain restrictive covenants including a limitation on the Company's dividend to 90.0% of FFO and 110.0% of funds available for distribution, both as defined in the agreement.

    On February 27, 1998, May 29, 1998, August 31, 1998 and November 30, 1998,
through a dividend reinvestment plan, the Company issued 109,007, 98,487, 94,610 and 95,300 shares of Common Stock and received proceeds of approximately $2,010,000, $1,761,000, $1,476,000 and $1,456,000, respectively.

    On January 5, 1998, the Company purchased the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock.

    On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million (approximately $262.3 million gross proceeds less an underwriting discount of approximately $13.7 million and expenses of approximately $0.7 million). The net proceeds were used to repay the Company's Revolving Credit Facility and for working capital purposes.

    On April 28, 1998, the Company issued 3,428,571 shares of Common Stock to Prudential Insurance Company of America ("Prudential') and 1,657,426 UPREIT Units to certain other persons as partial consideration for the acquisition of One Memorial Drive. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act. The Company has filed a Registration Statement on Form S-3 (No. 333-59259) to register under the Securities Act the resale by Prudential of such shares of Common Stock.

    On May 20, 1998, the Company increased the number of authorized Preferred Stock from 15,000,000 shares to 65,000,000 shares.

    On June 3, 1998, the Operating Partnership issued a total of 1,665,663 UPREIT Units to certain persons in connection with the acquisition of 201 California Street and the Wilshire Palisades building. Such securities were not registered under the Securities Act and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act.

    On December 16, 1998, as part of the consideration paid by the Company in connection with the Wilson Acquisition, the Company issued 14,884,417 shares of Common Stock and the Operating Partnership issued 16,187,724 UPREIT Units to the former owners of WW&A. See "Recent Developments-- Wilson Acquisition." Such securities were not registered under the Securities Act and were offered and sold in a private offering pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company has filed a Registration Statement on Form S-3 (No. 333-72449) to register under the Securities Act the resale by the holders thereof of the 14,884,417 shares of Common Stock issued in connection with the Wilson Acquisition and 16,187,724 shares of Common Stock issuable upon redemption of the UPREIT Units issued in connection with the Wilson Acquisition.

    On December 16, 1998, in connection with the Wilson Acquisition, the Company issued 11,594,203 shares of Common Stock to PGGM. See "Recent
Developments--Wilson Acquisition." Such shares were not registered under the Securities Act and were offered and sold to PGGM in a private offering pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data has been derived from, and should be read in conjunction with the related audited consolidated financial statements.

                                                    1998          1997          1996         1995         1994
                                                ------------  ------------  ------------  -----------  ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Real estate investments before accumulated
  depreciation................................  $  4,371,949  $  2,187,525  $    799,662  $   706,988  $  571,831
Total assets..................................     4,281,984     2,051,481       766,180      586,089     477,996
Long-term debt................................     1,532,474       706,178       400,142      369,600     130,500
Credit facility...............................       465,000       187,000            --           --     236,467
Total liabilities.............................     2,138,309       940,062       442,375      403,927     400,640
Redeemable preferred stock....................  $         --  $         --  $    162,743  $        --  $       --
OPERATING DATA:
Revenues......................................  $    359,486  $    173,911  $    116,908  $    92,387  $   85,574
Expenses......................................       262,173       134,041       106,646       90,427      88,084
Loss on sale of real estate assets............         2,076            --            --           --          --
Minority interest.............................         7,469         2,368         1,519        3,417       3,899
Gain (loss) on interest rate swap.............            --            99         4,278       (7,672)         --
Extraordinary loss............................         4,303            54         3,925        4,445         581
Net income (loss).............................  $     83,465  $     37,547  $      9,096  $   (13,574) $   (6,990)
Net income per common share, basic and
  diluted.....................................  $       0.80  $       0.63  $       0.19  $     (0.94) $    (0.53)
Dividends declared per common share...........  $       1.50  $       1.04  $       1.20  $      1.16  $     1.16
OTHER DATA:
Cash Flow from:
  Operations..................................  $    182,797  $     65,922  $     34,522  $    20,036  $   28,968
  Investing...................................      (823,082)     (462,837)      (57,259)    (135,527)     (1,762)
  Financing...................................       677,424       306,842       129,800      110,725     (33,141)
Funds From Operations (1).....................  $    155,915  $     68,308  $     34,719  $    21,424  $   15,562

------------------------

(1) FFO is a calculation which is defined by the National Association of Real Estate Investment Trusts ("NAREIT") and is not indicative of either net income or cash flow from operations as calculated in accordance with GAAP as a measure of performance or liquidity. As disclosed in ITEM 7 of this Form 10-K, the Company makes certain additional adjustments to FFO which are not contemplated in the NAREIT definition.

See ITEM 7 below for a discussion of the selected financial data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Selected Consolidated Financial Data set forth above and the Consolidated Financial Statements and Notes included herein.

    When used in the following discussion, the words "believes", "anticipates", and similar expressions are intended to identify "forward-looking statements". Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these "forward-looking statements", which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these "forward-looking statements", which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

    Cornerstone's principal source of income is rental revenues received through its investment in 87 fee simple investments, six real estate partnerships, one limited liability company, one co-tenancy agreement and one mortgage. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), One Ninety One Peachtree Associates ("191 Peachtree"), Two Twenty Two Berkeley Associates ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and Avenue Associates Limited Partnership ("AALP") (since November 1, 1998) have been consolidated because Cornerstone has the majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. 120 Montgomery Associates, LLC ("120 Montgomery") has been consolidated because the Company has the majority interest in the economic benefits and control of the major decisions of the limited liability company. The Company has accounted for its investment in AALP (from February 1, 1998 through October 31, 1998) and One Post using the equity method of accounting because it does not have sufficient control of the day to day operations of the investment.

    PROPERTY RESULTS. For the years ended December 31, 1998, 1997, and 1996 property results can be summarized as follows (in thousands):

                                                            FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                                ENDED              ENDED              ENDED
                                                          DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                                                          -----------------  -----------------  -----------------
Office and Parking Rentals..............................      $ 338,515          $ 159,828          $ 111,494
Less:
  Building Operating Expenses...........................         75,663             35,962             24,578
  Real Estate Taxes.....................................         46,760             25,560             19,610
  Depreciation and Amortization.........................         59,278             30,978             24,317
                                                               --------           --------           --------
Total Operating Expenses................................        181,701             92,500             68,505
                                                               --------           --------           --------
Total Property Income...................................      $ 156,814          $  67,328          $  42,989
                                                               --------           --------           --------
                                                               --------           --------           --------

    The increase in property income from 1997 to 1998 of $89.5 million was due in part to the additional property income of $54.8 million derived from the PGGM Portfolio (as defined hereinafter) which was acquired in October 1997. The five single property transactions during 1998 and the Wilson Acquisition (as defined hereinafter), which occurred in December 1998, added $29.0 million and $4.3 million, respectively of additional property income. At the properties held during both periods, property income at Norwest Center increased $0.2 million due to an increase in net rental income. Property income at Washington Mutual Tower increased $1.6 million due to higher office rental revenue of $1.2 million, an increase in net parking rental income of $0.2 million, a decrease of $0.1 million in real estate tax expense, a decrease of $0.7 million in depreciation and amortization expense offset by a decrease of $0.4 million in expense recovery income and an increase of $0.2 million in building operating expenses. Property income at 125 Summer Street increased $0.6 million due to increased rental rates and the lease up of the former Gadsby and Hannah space which was vacant during the same period in 1997. Property income at 527 Madison Avenue increased $0.9 million mainly because its 1997 results reflected only the period after it was purchased in February 1997. These increases were offset by a reduction in property income of $1.3 million at the Frick Building which was due to the sale of this building in April 1998 and an increase of $0.6 million of depreciation and amortization on acquisition costs.

    The increase in property income from 1996 to 1997 of $24.3 million was due to an increase in office and parking rentals at One Norwest Center due to lease buyouts of $0.7 million and higher net rentals of $0.6 million; an increase of $2.2 million in property income at Norwest Center due to increased real estate tax recoveries; an increase of $0.8 million in property income at Washington Mutual Tower due to higher garage income and lower depreciation; an increase of $0.6 million due to a full year of operations for Tower 56 as compared to approximately eight months in 1996; an increase of $3.4 million due to a full year of operations for One Lincoln Centre as compared to approximately two months in 1996, an increase of $1.8 million due to a full year of operations for the Frick Building as compared to approximately two months in 1996; and increased property income of $4.9 million and $10.7 million due to the acquisition of 527 Madison Avenue in February and the acquisition of the PGGM Portfolio (as defined hereinafter) in October, respectively. These amounts are partially offset by a decrease of $1.4 million in property income for 125 Summer Street due to lower net rentals, higher real estate taxes and higher depreciation.

    EARNINGS IN REAL ESTATE JOINT VENTURES. The earnings in real estate joint ventures of approximately $11.4 million in 1998 was mainly due to the acquisition of the partnership interest in Market Square in January 1998. The investment in Market Square was accounted for under the equity method of accounting from February 1998 through October 1998 due to the lack of sufficient control of the day to day operations of the investment. In November 1998, the Company gained sufficient control of the investment and began consolidating this investment. The amount attributable to Market Square of $11.3 million is comprised of approximately $17.1 million of interest earned on the loans which was offset by an equity in loss of approximately $5.8 million. The remaining $0.1 million of earnings in real estate joint ventures is comprised of equity earnings from the Company's investments in One Post and WCP Services, Inc.

    INTEREST AND OTHER INCOME. Interest and other income was $9.6 million in 1998, $14.1 million in 1997 and $5.4 million in 1996. These amounts primarily consist of interest earned from short-term investments, tenant alteration income in 1998, lease cancellation income, interest earned on a mortgage note receivable, a note receivable from a partner, management fee income and income from advisory contracts in 1997.

    The 1998 decrease in interest and other income of $4.5 million from 1997 is due to a reduction in interest income of $5.6 million on short-term investments due to the Company having excess cash in 1997 from its Preferred Stock placement that occurred in November 1996 as well as its IPO in April 1997. Also adding to the decrease was a reduction of $1.6 million of interest income on the mortgage note on Market Square due to two and a half months of interest in 1997 versus one month in 1998. In addition, a reduction of $0.9 million due to the expiration of certain advisory contracts in 1997, a reduction of $0.1 million in interest received from the note receivable from a partner due to the reduction in principal and a reduction of $0.2 million in lease cancellation income further added to the decrease. These amounts were offset by an increase of $2.5 million in tenant alteration income, a $0.9 million increase in management fee income and an increase of $0.5 million in other income.

    The 1997 increase in interest and other income of $8.7 million from 1996 is due to the increase in interest earned on notes receivable of approximately $2.5 million due to the purchase of the first mortgage note and "buffer loan" on Market Square, increased advisory fees of $0.3 million, increased other income of $0.3 million and larger working capital balances available for short-term investment causing interest income on short-term investments to increase by $5.6 million.

    INTEREST EXPENSE. Interest expense incurred by Cornerstone was $67.5 million, $34.0 million and $31.7 million for 1998, 1997, and 1996, respectively.

    The increase in 1998 from 1997 of approximately $33.5 million is due to an increase of $15.2 million in interest expense on the purchase money loans from PGGM as a result of a full year's expense in 1998 versus two and a half months in 1997, an increase of approximately $2.7 million of interest expense on the Revolving Credit Facility due to increased borrowings under the facility, an increase of $0.6 million in amortization of deferred costs and an increase in interest expense due to the following loans that were originated or assumed during 1998: Sixty State Street ($6.1 million), Corporate 500 Centre ($5.1 million), 201 California Street ($1.3 million), Wilshire Palisades ($1.2 million) and loans assumed as part of the Wilson Acquisition ($2.0 million). These increases were offset by a decrease of $0.4 million in Term Loan interest and a decrease of $0.3 million due to the 1998 refinancing of the One Norwest Center loan, both as discussed below.

    The increase in 1997 from 1996 of approximately $2.3 million is primarily due to an increase of $0.4 million due to a full year of interest expense on the Tower 56 debt in 1997 as compared to approximately eight months in 1996, the $250.0 million of purchase money loans associated with the purchase of the PGGM Portfolio (as defined hereinafter) giving rise to $3.2 million of interest expense, increased borrowings under the Company's Revolving Credit Facility giving rise to $0.9 million of increased expense, and increased amortization of $0.4 million. These increases are partially offset by a decrease in interest expense on the Term Loan due to repayment in March of $1.2 million, a reduction in other interest expense of $0.5 million and interest expense savings resulting from the 1996 refinancing of the One Norwest Center debt of $0.9 million.

    GENERAL AND ADMINISTRATIVE EXPENSES. The aggregate amount of Cornerstone's general and administrative expenses increased to $12.9 million in 1998 from $7.6 million in 1997 and $6.4 million in 1996. The increase of $5.3 million in 1998 from 1997 is due to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent fifteen-month period. The increase of $1.2 million in 1997 from 1996 is due to a $0.16 million increase in staff salaries, a $0.16 million increase in incentive compensation, a $0.1 million increase in profit sharing and a $0.14 million increase in the cost of producing the annual report. The remaining variance of $0.64 million is due to variances in numerous miscellaneous expense items all of which are less than $0.1 million in size.

    LOSS ON SALE OF REAL ESTATE ASSETS. On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the PGGM Portfolio in October 1997) for gross proceeds of approximately $19.0 million, resulting in a loss of approximately $0.2 million.

    On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, Pennsylvania, for gross proceeds of approximately $26.7 million, resulting in a loss of approximately $2.1 million.

    On December 29, 1998, AALP sold a condominium unit in Market Square, located in Washington D.C., for gross proceeds of approximately $0.3 million, resulting in a gain of approximately $0.2 million.

    MINORITY INTEREST. The increase in minority interest from 1997 to 1998 of $5.1 million is due to the allocation of the Company's income to the unitholders due to the formation of the UPREIT in 1998 and the purchase of partnership interests in 500 Boylston, 222 Berkeley, 191 Peachtree and 120 Montgomery.

    The increase in minority interest from 1996 to 1997 of $0.8 million is due to an increase of $0.4 million at Norwest Center due to higher earnings and $0.4 million on the PGGM Portfolio (as defined hereinafter).

    NET GAIN ON INTEREST RATE SWAPS. The Company does not trade in derivative instruments, but uses interest rate swap agreements to hedge the interest rate risk on its financings with the intention of obtaining the lowest effective interest cost on its indebtedness. During 1998, the Company had entered into an $80.0 million interest rate swap to protect it from interest rate fluctuations that could have affected its floating rate debt on Corporate 500 Centre. The swap effectively fixed the interest rate on the $80.0 million loan at 6.63%. This agreement was terminated in August 1998 (in advance of the loan being refinanced) at no cost to the Company. The swap was considered a hedge for federal income tax purposes.

    The net gain of $4.3 million in 1996 represents an unrealized mark-to-market gain of $7.4 million on the forward interest rate swap partially offset by an extraordinary loss of $3.9 million. $3.1 million of the realized extraordinary loss is due to the termination of a swap relating to the refinancing of One Norwest Center. The remainder of the realized extraordinary loss of $0.8 million in 1996 is due to certain write-offs of deferred financing costs and other costs relating to the refinancing of One Norwest Center. Effective January 16, 1997, the forward swap agreement was terminated for a total cost of $170,000, giving rise to $99,000 of income in 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                                            FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                                ENDED              ENDED              ENDED
CASH FLOW PROVIDED BY (USED IN):                          DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
--------------------------------------------------------  -----------------  -----------------  -----------------
Operating activities....................................     $   182,797        $    65,922        $    34,522
Investing activities....................................        (823,082)          (462,837)           (57,259)
Financing activities....................................         677,424            306,842            129,800
Earnings to fixed charges ratio.........................            2.02               1.62               1.11

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Cash provided by operating activities increased to approximately $182.8 million for 1998 from approximately $65.9 million for 1997. The increase is primarily due to the cash flows from the interests in 87 properties acquired since the end of the third quarter of 1997.

    Cash used in investing activities increased to approximately $823.1 million for 1998 from approximately $462.8 million for 1997 due mainly to the following acquisitions for approximately $375.6 million (net of any shares or units issued and debt assumed): Corporate 500 Centre; One Memorial Drive; 201 California Street and Wilshire Palisades; Market Square; and the Wilson Acquisition. Further adding to the increase is the Company's net investment in real estate joint ventures of approximately $31.4 million and an increase in deferred costs of approximately $0.6 million. These investments were partially offset by the approximate $18.8 million, approximate $26.7 million and approximate $0.3 million in proceeds from the sale of the Dearborn Land, the Frick Building and the Market Square condominium, respectively. In addition, these investments were partially offset by the receipt of approximately $1.5 million from the repayment of notes receivable. During 1997, the Company invested approximately $67.0 million in 527 Madison Avenue, approximately $260.0 million in the PGGM Portfolio (as defined hereinafter), approximately $131.5 million in Sixty State Street and approximately $5.6 million in other property investments. These investments were slightly offset by the receipt of approximately $1.3 million from the repayment of notes receivable.

    Cash provided by financing activities increased to approximately $677.4 million for 1998 from approximately $306.8 million for 1997. The increase was mainly due to the proceeds from the Company's public offering of Common Stock in February 1998 of approximately $262.3 million and the additional stock purchase by PGGM of $200.0 million compared to approximately $225.4 million received from the Company's IPO in 1997, an increase in mortgage borrowings of approximately $92.4 million and an increase in Revolving Credit Facility borrowings versus Revolving Credit Facility repayments of approximately $91.0 million. Further adding to the increase was a decrease in loan repayments of approximately $30.2 million and a decrease in preferred distributions of approximately $6.7 million. These amounts were offset by a decrease of approximately $4.4 million in proceeds from the dividend reinvestment plan, an increase in net swap termination and debt prepayment costs of approximately $1.6 million, an increase in restricted cash of approximately $9.7 million, an increase of approximately $0.1 million in stock and debt issuance costs, an increase in distributions to minority partners of approximately $9.8 million and an increase in distributions to common stockholders paid of approximately $61.0 million.

    The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.02 times at December 31, 1998 from 1.62 times at December 31, 1997 due to the conversion of the Cumulative Convertible Preferred Stock into approximately 11,300,000 shares of Common Stock in July 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The increase in cash provided by operating activities of $31.4 million is mainly due to the $28.4 million increase in net income. The $28.4 million increase in net income is due to the following changes described in the captions above in more detail: an increase in total property income of $24.3 million and an increase in interest and other income of $8.7 million; these amounts are partially offset by an increase in interest expense of $2.2 million; an increase in general and administrative expenses of $1.2 million; a decrease in gain on interest rate swaps and extraordinary losses of $0.4 million; and an increase in minority interest of $0.8 million.

    Other factors contributing to the increase in cash provided by operating activities were a $7.0 million increase in depreciation and amortization due to the acquisition of additional properties, plus a $4.3 million decrease in the unrealized gain on interest rate swaps due to the unwind of the swap in 1997, a $6.3 million increase in the change in interest payable, a $0.8 million increase in minority interest and a $4.6 million increase in the change in accounts payable. These amounts are offset by a $3.9 million reduction in extraordinary losses due to the refinancing of One Norwest Center, a $1.6 million reduction in the change in prepaid rent and a $14.5 million reduction due to the change in tenant receivables.

    The increase in cash used in investing activities is due to the net cash investment in the PGGM Portfolio (as defined hereinafter), 527 Madison Avenue and Sixty State Street as compared to the acquisition of One Lincoln Centre being the only cash acquisition in 1996.

    The increase in cash provided by financing activities of $177.0 million is due to the following: common equity offering in 1997 providing $225.4 million in net proceeds; $187.0 million of borrowings under the Revolving Credit Facility in 1997; the repayment of $97.3 million of debt in 1996 in excess of 1997 due to the refinancing of the One Norwest Center mortgage; the receipt of $7.1 million more proceeds under the dividend reinvestment plan in 1997 than 1996; a reduction in swap termination payments of $6.6 million; and a decrease in restricted cash of $2.5 million due to an escrow deposit for the benefit of a mortgage holder arising from the prepayment of rent by a major tenant in 1996. These amounts are offset by the $140.0 million preferred offering in 1996; the $32.5 million repayment of the Term Loan; the $116.0 million of mortgage proceeds received from One Norwest Center and Tower 56 in 1996; increased minority distributions of $0.2 million due to the additional partnership investments; increased issuance costs of $15.6 million; and increased distributions to stockholders of $44.6 million.

    The ratio of earnings to fixed charges and dividends on preferred stock increased to 1.62 times at December 31, 1997 from 1.11 times at December 31, 1996 due to the reduction of the percentage of liabilities to total assets described above.

CAPITAL STOCK TRANSACTIONS

    On August 31, 1996, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $4.0 million and issued an additional 300,589 shares of Common Stock to stockholders.

    On November 8, 1996, through a merger of subsidiaries, the Company issued $66.5 million (458,621 shares) of 8% Cumulative Convertible Preferred Stock, Series A, in exchange for $40.0 million in cash and the Frick Building. The preferred shares were converted in July 1997 into the Company's Common Stock at a conversion price of $14.50 per share. The proceeds were used to acquire One Lincoln Centre.

    On November 22, 1996, the Company issued $100.0 million (689,655 shares) of 8% Cumulative Convertible Preferred Stock. The preferred shares were converted in July 1997 into the Company's Common Stock at a conversion price of $14.50 per share. Portions of the proceeds were used to acquire 527 Madison Avenue on February 14, 1997 and to repay the Term Loan as discussed below.

    On January 31, 1997, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $3.7 million and issued an additional 243,907 shares of Common Stock to stockholders.

    On April 21, 1997, the Company received $225.4 million in gross proceeds from the public offering of 16,100,000 new shares of Common Stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the PGGM Portfolio (as defined hereinafter).

    On April 30, 1997, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $2.2 million and issued an additional 141,733 shares of Common Stock to stockholders.

    On July 31, 1997, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $2.6 million and issued an additional 175,796 shares of Common Stock to stockholders.

    On October 27, 1997, the Company increased the authorized shares from 115,000,000 shares of capital stock, without par value, to 265,000,00 shares of capital stock, without par value, of which 15,000,000 shares are preferred stock and 250,000,000 shares are common stock.

    On October 27, 1997, as consideration for the acquisition of the PGGM Portfolio (as defined hereinafter), Cornerstone issued 34,185,500 shares of Common Stock to PGGM as compensation for the acquisition of interests in nine Class A office buildings and an undeveloped parcel of land (the "PGGM Portfolio").

    On October 31, 1997, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $2.5 million and issued an additional 134,577 shares of Common Stock to stockholders.

    On January 5, 1998, the Company purchased for approximately $5.5 million the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock.

    On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million (approximately $262.3 million in gross proceeds less an underwriting discount of approximately $13.7 million and expenses of approximately $0.7 million). The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility and for working capital purposes.

    On February 27, 1998, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $2.0 million and issued an additional 109,007 shares of Common Stock to stockholders.

    On April 28, 1998, the Company issued 3,428,571 shares of Common Stock to the Prudential Insurance Company of America ("Prudential") and 1,657,426 UPREIT Units to certain other persons as partial consideration for the acquisition of One Memorial Drive. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act. The Company has filed a Registration Statement on Form S-3 (No. 333-59259) to register under the Securities Act the resale by Prudential of such shares of Common Stock.

    On May 20, 1998, the Company increased the number of authorized Preferred Stock from 15,000,000 shares to 65,000,000 shares.

    On May 29, 1998, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $1.8 million and issued an additional 98,487 shares of Common Stock to stockholders.

    On June 3, 1998, the Operating Partnership issued a total of 1,665,663 UPREIT Units to certain persons in connection with the acquisition of 201 California Street and the Wilshire Palisades building. Such securities were not registered under the Securities Act and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act.

    On August 31, 1998, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $1.5 million and issued an additional 94,610 shares of Common Stock to stockholders.

    On November 30, 1998, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $1.5 million and issued an additional 95,300 shares of Common Stock to stockholders.

    On December 16, 1998, as part of the consideration paid by the Company in connection with the Wilson Acquisition, the Company issued 14,884,417 shares of Common Stock and the Operating Partnership issued 16,187,724 UPREIT Units to the former owners of WW&A and the Wilson Properties. See "Recent Developments--Wilson Acquisition." Such securities were not registered under the Securities Act and were offered and sold in a private offering pursuant to
Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company has filed a Registration Statement on Form S-3 (No. 333-72449) to register under the Securities Act the resale by the holders thereof of the 14,884,417 shares of Common Stock issued in connection with the Wilson Acquisition and 16,187,724 shares of Common Stock issuable upon redemption of the UPREIT Units issued in connection with the Wilson Acquisition.

    On December 16, 1998, in connection with the Wilson Acquisition, the Company issued 11,594,203 shares of Common Stock to PGGM. See "Recent
Developments--Wilson Acquisition." Such shares were not registered under the Securities Act and were offered and sold to PGGM in a private offering pursuant to Section 4(2) of the Securities Act.

FUNDS FROM OPERATIONS

    The Company calculates Funds from Operations ("FFO") based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated joint ventures. The Company has adjusted 1997 and 1996 FFO by the net gain on interest rate swaps due to the non-cash nature of these items.

    Industry analysts generally consider FFO to be an appropriate measure of performance of a REIT such as Cornerstone. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and, therefore, should not be considered a substitute for net income as a measure of performance or a substitute for cash flow from operations as a measure of liquidity calculated in accordance with GAAP.

    The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to generate earnings from its recurring operations, after the payment of all administrative costs and interest expense. For cash flows from operating, financing, and investing activities in accordance with GAAP see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements which are part of this report.

    The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for 1998, 1997, and 1996 are $14.5 million, $2.7 million and $1.0 million, respectively, for free and deferred rental income (after adjustment for minority interest).

    The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the last three years (amounts in thousands):

                                                                                     FUNDS FROM OPERATIONS (1)
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Net income.....................................................................  $   83,465  $   37,547      9,096
NAREIT adjustments:
  Depreciation and amortization (2)............................................      59,278      30,978     24,317
  Minority adjustments.........................................................      (2,120)     (1,551)    (2,011)
  Unconsolidated depreciation..................................................       4,054          --         --
  Realized/unrealized gain.....................................................          --         (99)    (4,278)
  Loss on sale of real estate assets...........................................       2,076          --         --
  Extraordinary losses.........................................................       4,303          54      3,925
Other adjustments:
  Amortization on rent notes...................................................       1,531       1,379      1,242
  Severance payments...........................................................         478          --         --
  Minority interest allocated to unitholders...................................       2,850          --         --
  Real estate tax adjustment...................................................          --          --      2,428
                                                                                 ----------  ----------  ---------
Funds from operations..........................................................     155,915      68,308     34,719
                                                                                 ----------  ----------  ---------
Preferred dividends............................................................      (3,500)    (10,160)    (5,153)
                                                                                 ----------  ----------  ---------
Funds from operations
  available for common shares..................................................  $  152,415  $   58,148  $  29,566
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

------------------------

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. Depreciation and amortization includes $170,000 of amortization relating to certain intangible assets purchased as part of the Wilson Acquisition.

    The increase in FFO from 1997 to 1998 of approximately $87.6 million is due to the $45.9 million increase in net income due to the following changes described in the captions above in more detail: an increase in total property income of $89.5 million and an increase in earnings in real estate joint ventures of $11.4 million; these amounts are partially offset by a decrease in interest and other income of $4.5 million; an increase in interest expense of $33.5 million; an increase in general and administrative expenses of $5.4 million; an increase in loss on sale of real estate assets of $2.1 million; an increase in minority interest of $5.1 million; a decrease in gain on interest rate swaps of $0.1 million; and an increase in extraordinary losses of $4.3 million.

    The following factors also contributed to the increase in FFO: a $28.3 million increase in depreciation and amortization due to new property acquisitions, plus a $4.1 million increase in unconsolidated depreciation, plus a $0.1 million reduction in realized/unrealized gain on interest rate swaps, plus a $2.1 million increase in loss on sale of real estate assets, plus a $4.2 million increase in extraordinary loss, plus a $0.6 million increase in amortization on rent notes and severance payments and a $2.9 million increase in minority interest allocated to unitholders. These amounts are partially offset by the $0.6 million decrease in minority interest adjustments.

    The increase in FFO from 1996 to 1997 of approximately $33.6 million is due to the $28.4 million increase in net income due to the following changes described in the captions above in more detail: an increase in total property income of $24.3 million and an increase in interest and other income of

$8.7 million; these amounts are partially offset by an increase in interest expense of $2.3 million; an increase in general and administrative expenses of $1.2 million; a decrease in gain on interest rate swaps and extraordinary losses of $0.3 million; and an increase in minority interest of $0.8 million.

    The following factors also contributed to the increase: a $6.7 million increase in depreciation and amortization due to new property acquisitions, plus a $4.2 million reduction in realized/unrealized gain on interest rate swaps, plus a $0.5 million reduction in minority adjustments and a $0.1 million increase in amortization on rent notes. These amounts are partially offset by the $3.9 million decrease in extraordinary losses from refinancing One Norwest Center and the $2.4 million real estate tax adjustment relating to Norwest Center in 1996.

    The Company will seek to continue increasing FFO and the value of its property portfolio by acquiring and developing additional properties that the Company believes will produce favorable returns. As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

MORTGAGE INDEBTEDNESS

    On August 2, 1996, the Company refinanced its $98.0 million Interest-Bearing Notes, collateralized by One Norwest Center, by entering into a $98.0 million Deed of Trust and Mortgage Notes with Massachusetts Mutual Life Insurance Company, Connecticut General Life Insurance Company and American General Life Insurance Company. The Mortgage Notes bear interest at a rate of 7.50% and mature on July 1, 2001. Additionally, the Company is required to make payments of principal based upon a 30-year amortization schedule. Upon the closing of the mortgage debt, Cornerstone paid a prepayment penalty of approximately $2.0 million (extraordinary loss) to the Interest-Bearing Noteholders. Unamortized Interest-Bearing Notes financing costs of approximately $0.2 million (extraordinary loss) were written-off in connection with the refinancing. This loan was refinanced on September 25, 1998 (as discussed below).

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

    As protection against market interest rates rising prior to the maturity of the Interest-Bearing Notes, on September 29, 1993, Cornerstone entered into a forward interest rate swap agreement with Deutsche Bank AG. The interest rate swap agreement was revised as part of the refinancing of One Norwest Center. The forward interest rate swap agreement was for a fixed rate of 7.14% on a notional amount of $92.8 million for a period of five years beginning July 1, 2001. Effective January 16, 1997, this forward swap was terminated.

    On October 27, 1997, the Company entered into three mortgage loans with PGGM as purchase money financing for the PGGM Portfolio. The mortgages, which are cross-collateralized, encumber TransPotomac Plaza 5, Charlotte Plaza, 527 Madison Avenue, One Lincoln Centre, 200 Galleria and the first mortgage note on Market Square. These mortgages total $250.0 million and are interest only with no prepayment rights. The first loan has a $65.0 million principal balance, bears interest at a rate of 7.28% and matures in October 2000. Upon repayment of this loan, PGGM will release the liens on TransPotomac Plaza 5 and Charlotte Plaza. The second loan has a $65.0 million principal balance, bears interest at a rate of 7.47% and matures in October 2004. Upon repayment of this loan, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre. The third loan has a $120.0 million principal balance, bears interest at a rate of 7.54% and matures in October 2007. Upon repayment of this loan, PGGM will release the liens on 200 Galleria and Market Square.

    On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston, Massachusetts. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 9.5%. While the face amount of the first mortgage is $77.9 million, and the interest rate is 9.5%, the Company is carrying the debt at $87.6 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.84%.

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

    On June 3, 1998, the Company assumed the mortgage on 201 California Street in San Francisco, California. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 6.9%. While the face amount of the loan is $32.8 million, and the interest rate is 6.9%, the Company is carrying the debt at $33.1 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.7%.

    On June 3, 1998, the Company assumed the mortgage on Wilshire Palisades in Santa Monica, California. The loan requires amortization based on a 22-year schedule and bears interest at a rate of 8.04%. While the face amount of the loan is $28.8 million, and the interest rate is 8.04%, the Company is carrying the debt at $29.9 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.7%.

    On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with the Connecticut General Life Insurance Company ("CIGNA") and the Massachusetts Mutual Life Insurance Company ("Mass Mutual"). As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

    On December 16, 1998, the Company assumed various mortgages totaling approximately $760.0 million as part of the Wilson Acquisition. The loans have various amortization periods and interest rates. Certain assumed loans were prepaid subsequent to the closing but prior to year end. While the face amount of the loans at December 31, 1998 is approximately $660.6 million, the Company is carrying the debt at $674.3 million, which is the market value of the loans at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.9%.

OTHER INDEBTEDNESS

    On August 8, 1995, the existing $32.5 million term loan (the "Term Loan") was extended through December 31, 2003 and assigned to Deutsche Bank AG London at an interest rate of 5.0%. The Term Loan had a $32.5 million balance at December 31, 1996. The loan was prepaid on March 18, 1997, since, under its terms, it was required to be prepaid upon Cornerstone's initial public offering in the United States.

    Effective January 1, 1996, in connection with the acquisition of the 10% minority interest in Norwest Center, the Company entered into a $12.9 million convertible promissory note payable to Hines Colorado Limited ("HCL"). The note payable pays monthly interest only at the lesser of 8.11% or LIBOR plus 50 basis points. The note is convertible at the option of HCL into shares of common stock at $14.30 per share after January 1, 1997. At maturity of the note on January 1, 2001, Cornerstone has the right to redeem the note in exchange for common shares of the Company at the lower of the market price or $14.30 per share.

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

    On October 27, 1997, the Company entered into a three-year, $350.0 million acquisition line of credit syndicated by Bankers Trust Company and The Chase Manhattan Bank. The line bore interest at a rate of LIBOR plus 1.10% to 1.40% depending on the Company's then current leverage ratio (as defined). Borrowings under the facility at December 31, 1997 were $187.0 million at an average interest rate of 8.12%. The line was also available for the issuance of standby letters of credit. The facility was amended and restated on November 3, 1998--see below.

    On November 3, 1998, a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank provided the Company with a $550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR rate. The facility contains the same terms as the Company's previous $350.0 million facility, which was retired at the closing of the new facility. The Revolving Credit Facility expires on November 3, 2001. Borrowings under the facility at December 31, 1998 were $465.0 million at an average interest rate of approximately 6.9%. In addition, at December 31, 1998, there was a $5.0 million letter of credit outstanding at a rate of approximately 1.40%.

    The Company holds debt instruments that are sensitive to changes in interest rates. The maturity, weighted average interest rates and fair values are presented in the Consolidated Financial Statements which are part of this report.

    In the normal course of business, the Company also faces risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks and are not included in the aforementioned notes.

STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    Cornerstone intends to distribute at least 95.0% of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on February 27, 1998 (to stockholders and unitholders of record as of January 30, 1998). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on May 29, 1998 (to stockholders and unitholders of record as of April 30, 1998). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on August 31, 1998 (to stockholders and unitholders of record as of July 31, 1998). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on November 30, 1998 (to stockholders and unitholders of record as of October 30, 1998). On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/ unit to all stockholders and unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of January 29, 1999. Both distributions were paid on February 26, 1999.

    The Revolving Credit Facility contains certain restrictive covenants including a limitation on the Company's dividend to 90.0% of FFO and 110.0% of funds available for distribution, both as defined in the agreement.

    At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY

    At December 31, 1998, the Company had approximately $61.9 million in cash and cash equivalents and approximately $9.1 million in restricted cash. Restricted cash includes security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. Cornerstone also had available $80.0 million under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis which will be used to cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 1999.

OTHER MATTERS

    General

    The Company is not aware of any environmental issues at any of its Properties that would have a material adverse impact on the Company's operating results or financial condition. The Company believes it has sufficient insurance coverage at each of its Properties. A majority of the Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

    Concentration of Risk

    Approximately 6.3 million of the Company's 20.9 million rentable square feet is located in the San Francisco metropolitan market, accounting for approximately 30% of the Company's total assets at December 31, 1998. In addition, five of the Company's 96 office Properties are located in the Downtown Boston market, accounting for approximately 31.9% of the Company's office and parking revenues for the year ended December 31, 1998. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the San Francisco and Boston metropolitan areas. A significant decline in these economic conditions could have a material adverse effect on the Company.

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 9.5%, 20.0% and 26.0% of office and parking rental income for the years ended December 31, 1998, 1997 and 1996, respectively. Included in deferred tenant receivables is approximately $33.9 million and $31.3 million due from Norwest Corporation at December 31, 1998 and 1997, respectively.

    Recently Issued Accounting Standards

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, the Accounting Standards Executive Committee of the American

Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that when adopted, SFAS 133, SOP 98-5 and SOP 98-1 will not have a significant effect on the Company's financial statements.

    During the first quarter of 1998, the Company adopted the FASB's Emerging Issues Task Force's release Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. The adoption of EITF 97-11 did not have a material effect on the Company's financial statements.

    During the first quarter of 1998, the Company also adopted the FASB's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. The adoption of SFAS 130 did not have a significant effect on the Company's financial statements.

    The Company has adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. See the Notes to the Consolidated Financial Statements which are part of this report for further discussion.

    Year 2000 Compliance

    GENERAL

    The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations. Management recognizes the importance of ensuring that its business and operational systems are not disrupted as a result of Year 2000 issues.

    READINESS

    Cornerstone Properties Inc. has created a Year 2000 task force to evaluate and take the appropriate actions regarding Year 2000 compliance. The Company's plan is divided into three major sections: (i) compliance of information systems at the corporate offices in New York and Atlanta ("Home Office"); (ii) compliance of information and real estate operating systems at the corporate offices in California and the Wilson Projects ("Wilson"); and (iii) assessment of compliance of significant service providers including third party managers and the buildings they manage, vendors and customers ("External Agents"). The plan covers the following major tasks: (i) inventory of all systems; (ii) analysis of inventory including assessment of risk; (iii) verification of compliance of inventory with vendors; (iv) testing of critical equipment and processes; and (v) replacement or modification of systems.

    The first section of the plan, Home Office, is complete. The Wilson and External Agents sections of the plan are proceeding according to schedule with expected completions before December 31, 1999. The plan also includes questionnaires that will be sent to tenants in order to attempt to determine the effect of Year 2000 on their businesses and ultimately the Company's income stream.

    COST

    The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial condition. The costs to date consist of recurring systems upgrades and replacements, immaterial internal staff costs and other expenses such as telephone and mailing costs. The information and real estate operating systems that have thus far been identified as non-compliant are at or approaching the end of their useful lives and have been or will be replaced or upgraded as a part of the normal operations of the Company.

    RISKS AND CONTINGENCY PLANS

    The Company does not anticipate significant delays in finalizing the first two sections of its Year 2000 remediation plan. However, External Agents having a material relationship with the Company (e.g., property managers, utilities, financial institutions, governmental agencies, municipalities and major tenants) may be a potential risk based on their individual Year 2000 preparedness, which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing and logging the Year 2000 preparedness of critical External Agents.

    While the Company is not aware of any matters with regard to its major tenants which could give rise to a material default, there may be a potential risk with regard to their Year 2000 preparedness which may be outside the Company's reasonable control. The Company is currently in the process of surveying its tenants to try to predetermine the risk of defaults due to Year 2000 issues.

    Currently, there has been no indication or expectation of material risks in the compliance of the first two sections of the plan. Pending unfavorable results, the Company will determine what course of action and contingencies will need to be made. There can be no assurance that external Year 2000 issues will be resolved. Noncompliance of External Agents as well as the Company's major tenants could have a material adverse impact on the Company's business, operating results and financial condition.

    YEAR 2000 COMPLIANCE DETAIL

    Home Office

     I. Inventory of all systems: The Company has inventoried all information systems at its corporate offices in New York and Atlanta. The hardware systems primarily consist of desktop and laptop computers, server computers, printers, phone systems and local area and wide area network infrastructures. The software applications primarily consist of commercial off the shelf software ("COTS") products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. All of the Home Office systems are Year 2000 compliant.

    III. Verification of compliance with vendors: The Company has verified compliance of systems through systems' documentation, mail correspondences and vendor web sites.

    IV. Testing of critical equipment and processes: The Home Office primarily uses COTS products and does not significantly rely on any proprietary or customized systems. The Company has performed no testing and has relied upon vendor certifications and vendor internal testing processes.

     V. Replacement or modification of systems: The Company has replaced or modified non-compliant systems in the ordinary course of business.

    Wilson

     I. Inventory of all systems: The Company continues to inventory all information and real estate operating systems at its offices and Properties, the majority of which are located in California. The information systems primarily consist of desktop and laptop computers, server computers, printers, phone systems, local area and wide area network infrastructures, and COTS products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks. The real estate operating systems primarily consist of heating ventilation and air conditioning ("HVAC") systems, elevator systems, electrical systems, fire and life safety systems and security control systems.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. Substantially all of the information and real estate operating systems are Year 2000 compliant. Those systems identified as non-compliant will be upgraded or replaced in the normal course of business by December 31, 1999. A component of the accounting system used by Wilson has been identified as non-compliant. An upgrade has been purchased and will be installed by the end of the second quarter of 1999. The cost of the upgrade was approximately $10,000.

    III. Verification of compliance with vendors: The Company has verified compliance of systems through systems' documentation, mail correspondences and vendor web sites.

    IV. Testing of critical equipment and processes: Wilson primarily uses COTS products and does not significantly rely on any proprietary or customized systems. The Company has performed no testing and has relied upon vendor certifications and vendor internal testing processes.

     V. Replacement or modification of systems: The Company has and will continue to replace or modify non-compliant systems in the ordinary course of business.

    External Agents

    As part of the Company's Year 2000 compliance plan, significant service providers, vendors and customers have been identified and steps are being undertaken to reasonably ascertain their stage of Year 2000 readiness. Through questionnaires, web sites, interviews, on site visits and other available means, the Company is assessing the Year 2000 risk of its third party property managers, financial institutions, significant tenants and other significant business partners.

    Of the External Agents, the Company has focused attention on assessing the Year 2000 risk of its third party property managers and the associated real estate operating systems (HVAC systems, elevator systems, electrical systems, fire and life safety systems and security control systems). Currently, through the process of surveys, interviews and on site visits, there has been no indication of material Year 2000 risks at the Company's third-party property managers. Non-compliant systems will be upgraded or replaced in the normal course of business before December 31, 1999 or will be addressed with a contingency plan.

    There can be no assurance that external Year 2000 issues will be resolved. Should non-compliance of External Agents not be discovered, such non-compliance could have a material adverse impact on the Company's business, operating results and financial condition. Where possible, the Company will terminate any vendor relationships should it find any material Year 2000 issues with that vendor.

    Development Project

    On April 15, 1998, the Company entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Approximately $36.9 million has been spent as of December 31, 1998 on the construction. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

SUBSEQUENT EVENTS

    On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre. The balances of the two loans at the time of prepayment were $13.4 million and $18.6 million, respectively.

    During January 1999, the Company entered into four interest rate swap agreements with major financial institutions. The swaps effectively fix the LIBOR rate on $250.0 million of the amount outstanding on the Company's credit facility at approximately 5.1%. The swap agreements expire on November 3, 2001 coterminous with the Revolving Credit Facility.

    A cash dividend and unitholder distribution of $0.15 per share/unit was declared for the first half of the fourth quarter of 1998 and paid on February 26, 1999, to common stockholders and unitholders of record as of December 15, 1998. A cash dividend and unitholder distribution of $0.15 per share/unit was declared for the second half of the fourth quarter of 1998 and paid on February 26, 1999, to common stockholders and unitholders of record as of January 29, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As of December 31, 1998, the Company had approximately $649.1 million of variable rate debt outstanding. The Company does not believe that the interest rate risk represented by its floating rate debt is material as of that date in relation to the approximately $2.0 billion of total debt outstanding and approximately $4.2 billion market capitalization of the Company.

    The Company was not a party to any hedging agreements with respect to its variable rate debt as of December 31, 1998. The Company will consider entering into hedging agreements with respect to all or a portion of its floating rate debt and during January 1999 entered into four hedging agreements with major financial institutions for a total amount of approximately $250.0 million. Although hedging agreements would enable the Company to convert variable rate liabilities to fixed rate liabilities, they would expose the Company to the risk that the counterparties to such hedge agreements may not perform, which could increase the Company's exposure to rising interest rates. Generally, however, the counterparties to hedging agreements that the Company would enter into would be major financial institutions. The Company may borrow additional money with variable rates in the future. Increases in interest rates, or loss of benefits of any hedging agreements that the Company may enter into in the future, would increase the Company's interest expense, which could affect cash flow and the ability of the Company to service its debt. If the Company enters into any hedging agreements in the future, decreases in interest rates thereafter would increase the Company's interest expense as compared to the underlying variable rate debt and could result in the Company making payments to unwind such agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements included as a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The information required to be included in Form 10-K in response to the following items is to be included in the Company's Proxy Statement for its Annual Meeting to be held on May 25, 1999, to be filed pursuant to Regulation 14A, and pursuant to applicable rules is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this annual report:

(A) FINANCIAL STATEMENTS:

                                                                                  PAGE NUMBER
                                                                                 -------------
(i) The Company:                                                                           F-1

  The following financial statements and report of independent accountants are filed herewith at the pages indicated:
  Report of Independent Accountants............................................            F-2
  Consolidated Balance Sheets at December 31, 1998 and 1997....................            F-3
  Consolidated Statements of Income for the years ended December 31, 1998, 1997
    and 1996...................................................................            F-4
  Consolidated Statements of Stockholders' Equity for the years ended December
    31, 1998, 1997 and 1996....................................................            F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996..............................................................            F-6
  Notes to Consolidated Financial Statements...................................    F-7 to F-26

(B) REPORTS ON FORM 8-K:

           1. Form 8-K dated December 1, 1998

               Item 5-- Other Events. Cornerstone Properties Inc. closes $550.0 million Revolving Credit Facility.

               Item 7-- Financial Statements and Exhibits. Press release
                       announcing the closing of the $550.0 Revolving Credit Facility. Second Amended and Restated Revolving Credit Guaranty Agreement dated November 3, 1998.

           2. Form 8-K dated December 16, 1998

               Item 2-- Acquisition or Disposition of Assets. Cornerstone
                       Properties Inc. completes its acquisition of William Wilson & Associates and its related entities.

               Item 5-- Other Events. Matters related to the Wilson Acquisition.

               Item 7-- Financial Statements, Pro Forma Financial Information
                       and Exhibits. The required pro forma financial statements will be filed on Form 8-K/A within 60 days of this filing.

           3. Form 8-K/A filed March 1, 1999

               Item 7-- Financial Statements, Pro Forma Financial Information
                       and Exhibits. Pro forma financial statements regarding the Wilson Acquisition as of and for the period ending September 30, 1998.

(C) EXHIBITS:

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.4   Contribution Agreement and Agreement and Plan of Merger, dated as of June 22, 1998, as amended, by and among Cornerstone Properties Inc., Cornerstone Properties Limited Partnership, William Wilson &
             Associates and the entities listed on Schedule 1 thereto, incorporated by reference to Annex A of the
             Company's definitive Proxy Statement on Schedule 14A dated November 13, 1998.

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

       3.5   Amended and Restated Bylaws of Cornerstone Properties Inc., incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 16, 1998.

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

      10.1   Loan Sale Agreement, dated as of November 21, 1995, between The Sakura Bank, LTD. and Cornerstone
             Properties Inc., incorporated by reference to Exhibit 10.56 of the Company's Annual Report on Form
             10-K for the year ended December 31, 1995.

      10.2   Convertible Promissory Note dated January 1, 1996 made by Cornerstone Properties Inc., with Hines
             Colorado Limited in the amount of $12,925,976.48, incorporated by reference to Exhibit 10.63 of the
             Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      10.3   Stock Purchase Agreement between DIHC, as seller, and Cornerstone Properties Inc., as purchaser, dated as of August 18, 1997, incorporated by reference to Annex I to the Company's definitive Proxy
             Statement on Schedule 14A, filed September 23, 1997.

      10.4   Loan Purchase Agreement between PGGM, as seller, and Cornerstone Properties Inc., as purchaser, dated
             August 18, 1997, incorporated by reference to Annex II to the Company's definitive Proxy Statement on
             Schedule 14A, filed September 23, 1997.

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.5   Agreement of Limited Partnership of Cornerstone Properties Limited Partnership dated as of December
             23, 1997, incorporated by reference to Exhibit 10.118 of the Company's Annual Report on Form 10-K for
             the year ended December 31, 1997.

      10.6*  First Amendment to Agreement of Limited Partnership of Cornerstone Properties Limited Partnership.

      10.7*  Second Amendment to Agreement of Limited Partnership of Cornerstone Properties Limited Partnership.

      10.8*  Third Amendment to Agreement of Limited Partnership of Cornerstone Properties Limited Partnership.

      10.9*  Fourth Amendment to Agreement of Limited Partnership of Cornerstone Properties Limited Partnership.

     10.10*  Employment Agreement dated December 16, 1998 between Cornerstone Properties Inc. and Cornerstone
             Properties Limited Partnership and William Wilson III.

     10.11*  Employment Agreement dated December 16, 1998 between Cornerstone Properties Inc. and Cornerstone
             Properties Limited Partnership and John S. Moody.

     10.12   Amended and Restated Cornerstone Properties Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Annex D of the Company's definitive Proxy Statement on Schedule 14A dated November 13,
             1998.

     10.13*  Form of Retention Agreement for executive officers of the Company.

     10.14   Second Amended and Restated Revolving Credit and Guaranty Agreement dated November 3, 1998 among
             Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership (the "Borrowers"), the
             subsidiaries of the Borrowers (the "Guarantors"), the Lenders, Bankers Trust Company and The Chase
             Manhattan Bank and NationsBank, N.A., incorporated by reference to Exhibit 99.2 of the Company's
             Current Report on Form 8-K dated December 1, 1998.

     10.15   Stockholders' Agreement, dated as of November 22, 1996, by and among Cornerstone Properties Inc., and the New York State Teachers' Retirement System together with any other purchasers of 8% Preferred
             Stock, incorporated by reference to Exhibit 20.1 of the Company's Report on Form 8-K as of December
             12, 1996, incorporated by reference to Exhibit 20.1 of the Company's Annual Report on Form 10-K for
             the year ended December 31, 1996.

     10.16   Stockholders' Agreement, dated as of November 7, 1996, by and between Cornerstone Properties Inc. and
             Hexalon Real Estate, Inc., and together with any other purchasers of 8% Preferred Stock, Series A, incorporated by reference to Exhibit 20.2 of the Company's Report on Form 8-K as of December 12,
             1996, incorporated by reference to Exhibit 20.2 of the Company's Annual Report on Form 10-K for the
             year ended December 31, 1996.

     10.17*  Amended and Restated Registration Rights and Voting Agreement dated as of December 16, 1998 among
             PGGM, DIHC and Cornerstone Properties Inc.

     10.18   Registration Rights and Lockup Agreement dated as of December 16, 1998 by and among Cornerstone
             Properties Inc. and the investors listed therein, incorporated by reference to Annex B of the
             Company's definitive Proxy Statement on Schedule 14A dated November 13, 1998.

  EXHIBIT
    NO.                                                   DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      12.1*  Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.

        21*  List of Subsidiaries.

        23*  Consent of PricewaterhouseCoopers LLP.

      24.1*  Powers of Attorney.

        27*  For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

------------------------

*   Filed herewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORNERSTONE PROPERTIES INC.
                                        (Registrant)

                                        /s/ JOHN S. MOODY
                ----------------------------------------------------------------
                                        John S. Moody, President & CEO

DATED: March 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ WILLIAM WILSON III
------------------------------  Chairman of the Board and
      William Wilson III          Director

                                Chief Executive Officer,
      /s/ JOHN S. MOODY           President and Director
------------------------------    (Principal Executive
        John S. Moody             Officer)

     /s/ RODNEY C. DIMOCK
------------------------------  Chief Operating Officer
       Rodney C. Dimock           and Director

     /s/ KEVIN P. MAHONEY       Chief Financial Officer
------------------------------    (Principal Financial and
       Kevin P. Mahoney           Accounting Officer)

     */s/ CECIL D. CONLEE
------------------------------  Director
       Cecil D. Conlee

       */s/ BLAKE EAGLE
------------------------------  Director
         Blake Eagle

------------------------------  Director
   Dr. Karl-Ludwig Hermann

     */s/ HANS C. MAUTNER
------------------------------  Director
       Hans C. Mautner

   */s/ DR. LUTZ MELLINGER
------------------------------  Director
      Dr. Lutz Mellinger

   */s/ CRAIG R. STAPLETON
------------------------------  Director
      Craig R. Stapleton

------------------------------  Director
     Michael J.G. Topham

------------------------------  Director
       Dick van den Bos

------------------------------  Director
      Jan van der Vlist

    */s/ DONALD G. FISHER
------------------------------  Director
       Donald G. Fisher

     */s/ RANDALL A. HACK
------------------------------  Director
       Randall A. Hack

------------------------

*   By John S. Moody, as Attorney-in-Fact for the persons indicated

DATED: March 24, 1999

                          CORNERSTONE PROPERTIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cornerstone Properties Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) of this Form 10-K present fairly, in all material respects, the financial position of Cornerstone Properties Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York
February 24, 1999, except for Notes 8 and 20 for which the date is February 26, 1999

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                              1998       1997
                                                                                            ---------  ---------
ASSETS
Investments, at cost:
  Land....................................................................................  $ 729,323  $ 260,542
  Buildings, leasehold interests and improvements.........................................  3,466,288  1,559,085
  Investment in real estate joint ventures................................................     31,500    240,253
  Deferred lease costs....................................................................    144,838    127,645
                                                                                            ---------  ---------
                                                                                            4,371,949  2,187,525
  Less: Accumulated depreciation and amortization.........................................    288,448    229,652
                                                                                            ---------  ---------
    Total investments.....................................................................  4,083,501  1,957,873

Cash and cash equivalents.................................................................     61,869     24,730
Restricted cash...........................................................................      9,114      1,903
Other deferred costs, net of accumulated amortization of $762 and $1,998..................      6,153      5,728
Deferred tenant receivables...............................................................     53,802     38,531
Tenant and other receivables, net.........................................................     10,557      7,584
Note receivable...........................................................................        134      1,652
Other assets, net.........................................................................     56,854     13,480
                                                                                            ---------  ---------
TOTAL ASSETS..............................................................................  $4,281,984 $2,051,481
                                                                                            ---------  ---------
                                                                                            ---------  ---------

LIABILITIES
Long-term debt, inclusive of $25,031 and $11,209 of unamortized premium...................  $1,532,474 $ 706,178
Credit facility...........................................................................    465,000    187,000
Accrued interest..........................................................................     10,933      4,134
Accrued real estate taxes.................................................................     16,395     13,401
Accounts payable and accrued expenses.....................................................     51,454     18,363
Common stockholders' distributions payable................................................     38,163         --
Unearned revenue and other liabilities....................................................     23,890     10,986
                                                                                            ---------  ---------
TOTAL LIABILITIES.........................................................................  2,138,309    940,062
                                                                                            ---------  ---------

MINORITY INTEREST
Minority interest in operating partnership................................................    283,388         --
Minority interest in real estate joint ventures...........................................     23,420     15,420
                                                                                            ---------  ---------
TOTAL MINORITY INTEREST...................................................................    306,808     15,420
                                                                                            ---------  ---------

Commitments and contingencies

Redeemable preferred stock; 344,828 shares authorized;
  0 shares issued and outstanding.........................................................         --         --

STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated value; 65,000,000 shares
  authorized; 3,030,303 shares issued and outstanding.....................................     50,000     50,000
Common stock, no par value; 250,000,000 shares authorized; (1998-128,210,784;
  1997-83,191,819) shares issued and outstanding
Paid-in capital...........................................................................  1,788,567  1,048,187
Retained earnings (deficit)...............................................................         --         --
Deferred compensation.....................................................................     (1,700)    (2,188)
                                                                                            ---------  ---------
TOTAL STOCKHOLDERS' EQUITY................................................................  1,836,867  1,095,999
                                                                                            ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $4,281,984 $2,051,481
                                                                                            ---------  ---------
                                                                                            ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
REVENUES
  Office and parking rentals.................................................  $  338,515  $  159,828  $  111,494
  Earnings in real estate joint ventures.....................................      11,420          --          --
  Interest and other income..................................................       9,551      14,083       5,414
                                                                               ----------  ----------  ----------
    TOTAL REVENUES...........................................................     359,486     173,911     116,908
                                                                               ----------  ----------  ----------
EXPENSES
  Building operating expenses................................................      75,663      35,962      24,578
  Real estate taxes..........................................................      46,760      25,560      19,610
  Interest expense...........................................................      67,533      33,977      31,734
  Depreciation and amortization..............................................      59,278      30,978      24,317
  General and administrative.................................................      12,939       7,564       6,407
                                                                               ----------  ----------  ----------
    TOTAL EXPENSES...........................................................     262,173     134,041     106,646
                                                                               ----------  ----------  ----------
                                                                                   97,313      39,870      10,262
                                                                               ----------  ----------  ----------
OTHER INCOME (EXPENSES)
  Loss on sale of real estate assets.........................................      (2,076)         --          --
  Minority interest..........................................................      (7,469)     (2,368)     (1,519)
  Net gain on interest rate swaps............................................          --          99       4,278
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................      87,768      37,601      13,021
Extraordinary loss...........................................................      (4,303)        (54)     (3,925)
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   83,465  $   37,547  $    9,096
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
INCOME APPLICABLE TO PREFERRED STOCK.........................................  $   (3,500) $  (10,160) $   (5,153)
                                                                               ----------  ----------  ----------
INCOME APPLICABLE TO COMMON STOCK............................................  $   79,965  $   27,387  $    3,943
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
INCOME BEFORE EXTRAORDINARY ITEM PER COMMON SHARE............................  $     0.84  $     0.63  $     0.39
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EXTRAORDINARY LOSS PER COMMON SHARE..........................................  $    (0.04) $       --  $    (0.20)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BASIC NET INCOME PER COMMON SHARE............................................  $     0.80  $     0.63  $     0.19
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
DILUTED NET INCOME PER COMMON SHARE..........................................  $     0.80  $     0.63  $     0.19
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                COMMON STOCK          PREFERRED STOCK
                                           ----------------------  ----------------------   RETAINED
                                           OUTSTANDING   PAID-IN   OUTSTANDING   PAID-IN    EARNINGS       DEFERRED
                                             SHARES      CAPITAL     SHARES      CAPITAL    (DEFICIT)    COMPENSATION      TOTAL
                                           -----------  ---------  -----------  ---------  -----------  ---------------  ---------
BALANCE, JANUARY 1, 1996.................  19,959,515   $ 181,477   3,030,303   $  50,000   $ (39,885)     $  (2,236)    $ 189,356
Common stock issued for 10% partnership
  purchase...............................     349,650       5,000          --          --          --             --         5,000
Restricted stock grant vesting...........          --          --          --          --          --            988           988
Net income...............................          --          --          --          --       9,096             --         9,096
Dividend reinvestment, net of $212 in
  stock issuance costs...................     300,589       3,804          --          --          --             --         3,804
Preferred stock distributions............          --      (5,153)         --          --          --             --        (5,153)
Common stock distributions ($1.20/shr)...          --     (24,551)         --          --          --             --       (24,551)
                                           -----------  ---------  -----------  ---------  -----------       -------     ---------
BALANCE, DECEMBER 31, 1996...............  20,609,754   $ 160,577   3,030,303   $  50,000   $ (30,789)     $  (1,248)    $ 178,540
Common stock proceeds, net of $17,204 in
  stock issuance costs...................  16,100,000     208,196          --          --          --             --       208,196
Preferred stock conversion...............  11,482,760     162,515          --          --          --             --       162,515
Dividend reinvestment, net of $296 in
  stock issuance costs...................     696,013      10,808          --          --          --             --        10,808
PGGM stock...............................  34,185,500     547,000          --          --          --             --       547,000
Restricted stock grants..................     107,292       1,761          --          --          --         (1,868)         (107)
Restricted stock grant vesting...........          --          --          --          --          --            928           928
Net income...............................          --          --          --          --      37,547             --        37,547
Option exercise..........................      10,500         150          --          --          --             --           150
Preferred stock distributions............          --      (3,402)         --          --      (6,758)            --       (10,160)
Common stock distributions ($1.04/shr)...          --     (39,418)         --          --          --             --       (39,418)
                                           -----------  ---------  -----------  ---------  -----------       -------     ---------
BALANCE, DECEMBER 31, 1997...............  83,191,819   $1,048,187  3,030,303   $  50,000   $      --      $  (2,188)    $1,095,999
Common stock proceeds, net of $14,463 in
  stock issuance costs...................  25,969,203     447,881          --          --          --             --       447,881
Dividend reinvestment, net of $410 in
  stock issuance costs...................     397,404       6,294          --          --          --             --         6,294
Tower 56 residual purchase...............     307,692       5,500          --          --          --             --         5,500
Restricted stock grants..................      31,678         577          --          --          --           (577)           --
Restricted stock grant vesting...........          --          --          --          --          --          1,065         1,065
Net income...............................          --          --          --          --      83,465             --        83,465
Minority adjustment......................          --      49,219          --          --          --             --        49,219
Preferred stock distributions............          --          --          --                  (3,500)            --        (3,500)
Common stock distributions ($1.50/shr)...          --     (70,963)         --          --     (79,965)            --      (150,928)
One Memorial acquisition.................   3,428,571      60,000          --          --          --             --        60,000
Wilson Acquisition.......................  14,884,417     241,872          --          --          --             --       241,872
                                           -----------  ---------  -----------  ---------  -----------       -------     ---------
BALANCE, DECEMBER 31, 1998...............  128,210,784  $1,788,567  3,030,303   $  50,000   $      --      $  (1,700)    $1,836,867
                                           -----------  ---------  -----------  ---------  -----------       -------     ---------
                                           -----------  ---------  -----------  ---------  -----------       -------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $    83,465  $    37,547  $    9,096
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................       58,980       31,826      24,801
    Deferred compensation amortization.....................................        1,065          928         988
    Share of net loss in real estate joint ventures........................        5,670           --          --
    Net gain on interest rate swap.........................................           --          (99)     (4,278)
    Extraordinary loss.....................................................        4,303           54       3,925
    Unbilled rental revenue................................................      (13,712)      (3,015)     (1,408)
    Increase (decrease) in accrued interest................................        6,799        3,052      (3,245)
    Minority interest share of income......................................        7,469        2,368       1,519
    Loss on sale of real estate assets.....................................        2,076           --          --
    Increase in tenant and other receivables and other assets..............       (6,833)     (16,920)     (2,461)
    Increase in accounts payable, accrued expenses and other liabilities...       33,515       10,181       5,585
                                                                             -----------  -----------  ----------
    Total adjustments......................................................       99,332       28,375      25,426
                                                                             -----------  -----------  ----------
    Net cash provided by operating activities..............................      182,797       65,922      34,522
                                                                             -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to investment property.........................................     (797,181)    (464,096)    (58,501)
  Other investments........................................................      (41,893)          --          --
  Repayment of note receivable.............................................        1,518        1,259       1,242
  Investments in real estate joint ventures................................      (31,391)          --          --
  Proceeds from sale of real estate assets.................................       45,865           --          --
                                                                             -----------  -----------  ----------
    Net cash used in investing activities..................................     (823,082)    (462,837)    (57,259)
                                                                             -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering......................................      462,344      225,400          --
  Proceeds from preferred stock offering...................................           --           --     140,000
  Borrowings under mortgage loans..........................................       92,377           --     116,000
  Borrowings under credit facility.........................................      567,500      187,000          --
  Repayments under credit facility.........................................     (289,500)          --          --
  Repayment of term loan...................................................           --      (32,500)         --
  Repayments under mortgage loans..........................................       (3,426)      (1,094)    (98,384)
  Proceeds from dividend reinvestment plan.................................        6,704       11,104       4,016
  Net payments for swap terminations and debt prepayment costs.............       (1,762)        (216)     (6,804)
  (Increase) decrease in restricted cash...................................       (7,211)       2,524         (33)
  Stock and debt issuance costs............................................      (20,813)     (20,715)     (5,154)
  Distributions to minority partners.......................................      (12,524)      (2,717)     (2,503)
  Distributions to preferred stockholders..................................       (3,500)     (10,160)     (5,153)
  Distributions to common stockholders.....................................     (112,765)     (51,784)    (12,185)
                                                                             -----------  -----------  ----------
    Net cash provided by financing activities..............................      677,424      306,842     129,800
                                                                             -----------  -----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       37,139      (90,073)    107,063
CASH AND CASH EQUIVALENTS, beginning of period.............................       24,730      114,803       7,740
                                                                             -----------  -----------  ----------
CASH AND CASH EQUIVALENTS, end of period...................................  $    61,869  $    24,730  $  114,803
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 96 Class A office buildings comprising nearly 21 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in twelve major metropolitan areas throughout the United States: Atlanta, Boston, Charlotte, suburban Chicago, Denver, Minneapolis, New York City, Phoenix, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of December 31, 1998, Cornerstone owned, directly or indirectly, approximately 86.3% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiary, the Operating Partnership and controlled partnerships. The Company has consolidated the following partnerships because it has a majority interest in the economic benefits and is or has the right to become the managing general partner at its sole discretion: the Operating Partnership; NWC Limited Partnership ("NWC"); Third and University Limited Partnership ("Third Partnership"); Two Twenty Two Berkeley Venture ("222 Berkeley"); Five Hundred Boylston West Venture ("500 Boylston"); One Ninety One Peachtree Associates ("191 Peachtree"); Avenue Associates Limited Partnership ("Market Square"); and 120 Montgomery Associates, LLC ("120 Montgomery"). The Company's investments in the One Post Property and WCP Services, Inc. are accounted for as equity investments (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT PROPERTY

    The costs of the buildings, garages, leasehold interests and improvements are being depreciated using the straight-line method over their estimated useful lives, ranging from 20 years for electrical and mechanical installations to 40 years for structural components. Tenant improvements are being amortized over the terms of the related leases.

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

    Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

REAL ESTATE HELD FOR SALE

    Included in Investments is Charlotte Plaza, which was held for sale by the Company as of November 1, 1998. The Property is valued at approximately $77.6 million, the lower of the carrying amount or the fair value less estimated cost to sell. Beginning on November 1, 1998, the Company discontinued the recognition of depreciation on Charlotte Plaza.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At December 31, 1998 and 1997, Cornerstone had on deposit with major financial institutions substantially all of its cash and cash equivalents which balances at times exceed federally insurable limits. Cornerstone believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

DEFERRED LEASE COSTS

    As an inducement to execute a lease, incentives are sometimes offered which may include cash and/or other allowances. These incentives and other lease costs, such as commissions, which are directly related to specific leases, are deferred and amortized over the terms of the related leases.

OTHER DEFERRED COSTS

    Costs incurred in the underwriting and issuance of long-term debt, revolving lines of credit and investigating investments in real estate partnerships have been deferred. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. As part of the acquisition of the PGGM Portfolio (see Note 2), the Company purchased several management contracts to which Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM") was a party. The price paid for these contracts is being amortized over four years.

OTHER ASSETS

    Included in Other Assets is the purchase price for the intangible management and development company assets that were acquired as part of the Wilson Acquisition (see Note 2). These assets are being amortized over 10 years. Accumulated amortization was $170,000 and $0 as of December 31, 1998 and 1997, respectively.

    The Company records costs incurred for potential investments as Other Assets. Upon consummation of an investment, the Company capitalizes all such costs as an adjustment to the purchase price and depreciates these costs over the useful life of the asset. All such costs are expensed at the time it is determined that a potential investment will not be consummated. In addition, during the first quarter of 1998, the Company adopted EITF 97-11 and in accordance therewith, the Company expenses all internal acquisition costs.

MINORITY INTEREST

    Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of December 31, 1998 amounted to 13.7%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of December 31, 1998, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 20,333,607 and as of such date, no UPREIT Units have been exchanged for shares of Common Stock.

    Minority interest in real estate joint ventures represents the minority partner's or venturer's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston, 191 Peachtree, Market Square and 120 Montgomery. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership and joint venture agreements. Realizability of the debit balances is continually monitored by calculating pro forma sales proceeds under the respective agreements.

REVENUE RECOGNITION

    Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases. Deferred tenant receivables were approximately $53,802,000 and $38,531,000 at December 31, 1998 and 1997,
respectively. Expense reimbursement and escalation income for the years ended December 31, 1998, 1997 and 1996 was approximately $77,821,000, $36,990,000 and
$28,230,000, respectively.

    An allowance for doubtful accounts of approximately $253,000 and $268,000 has been recorded at December 31, 1998 and 1997, respectively, relating to tenant and other receivables. Bad debt expense totaled approximately $232,000 and $221,000 during 1998 and 1997, respectively.

INTEREST RATE SWAP AGREEMENTS

    The Company accounts for its interest rate swap agreements as hedges if the swap is designated as a hedge and effectively reduces the Company's exposure to market interest rate changes. Changes in the market value of these interest rate swap agreements are deferred and recognized in income at the expiration or termination of the underlying debt. Forward interest rate swap agreements that do not meet hedge criteria are accounted for using mark-to-market accounting, recognizing any unrealized gain or loss on the instrument in the period in which it is outstanding. When swaps are extinguished at the same time as the underlying debt instrument, the cost to extinguish the swap is treated as extraordinary gain or loss. When a swap remains in place after the underlying instrument matures, it is accounted for on a mark-to-market basis. The swap termination is accounted for as ordinary gain or loss when it is extinguished with no underlying debt instrument in place.

FEDERAL INCOME TAXES

    No provision for United States Federal income taxes has been made in the accompanying financial statements. Cornerstone has elected to be taxed as a REIT under Sections 856-859 of the United States Internal Revenue Code (the "Code"). Under these sections of the Code, Cornerstone is permitted to deduct dividends paid to stockholders in computing its taxable income. All taxable earnings and profits of Cornerstone since inception have been distributed to the stockholders.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1998 financial statement presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which are effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. Management believes that when adopted, SFAS 133, SOP 98-5 and SOP 98-1 will not have a significant effect on the Company's financial statements.

    During the first quarter of 1998, the Company adopted the FASB's Emerging Issues Task Force's release Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 requires that the internal pre-acquisition costs of identifying and acquiring operating property be expensed as incurred. The adoption of EITF 97-11 did not have a material effect on the Company's financial statements.

    During the first quarter of 1998, the Company also adopted the FASB's Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 specifies the presentation and disclosure requirements for comprehensive income which includes those items which have been formerly reported as a component of stockholders' equity. The adoption of SFAS 130 did not have a significant effect on the Company's financial statements.

ESTIMATES AND RISKS

    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant risks, estimates and assumptions are related to the recoverability and depreciable lives of investment property, the recoverability of deferred tenant receivables, unforeseen Year 2000 risks and the qualification of the Company as a REIT. Actual results could differ from those estimates.

2. PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at December 31, 1998:

                                                           TOTAL      CORNERSTONE
MARKET NAME                                              RENTABLE      INTEREST
  PROPERTY                                              SQUARE FEET       (A)      YEAR CONSTRUCTED   OCCUPANCY     NOTES
-----------------------------------------------------  -------------  -----------  ----------------  -----------  ---------
                                                        (UNAUDITED)                  (UNAUDITED)     (UNAUDITED)
BOSTON, MASSACHUSETTS
  Sixty State Street.................................       823,014        100.0%        1978                99%          B
  500 Boylston Street................................       714,636         91.5%        1988               100%          D
  222 Berkeley Street................................       531,184         91.5%        1991               100%          D
  125 Summer Street..................................       463,691        100.0%        1989                97%
  One Memorial Drive.................................       352,764        100.0%        1985               100%          C
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     2,885,289                                          99%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings)..............................       513,910        100.0%     1982-1987              88%          E
  Peninsula Office Park (7 buildings)................       493,214        100.0%     1971-1998              98%          E
  Seaport Centre.....................................       463,142        100.0%        1988                65%          E
  Bay Park Plaza (2 buildings).......................       257,058        100.0%     1985-1998              97%          E
  One Bay Plaza......................................       176,533        100.0%        1979                93%          E
  Belmont Shores.....................................       141,643        100.0%        1983                97%          E
  1300 South El Camino...............................        84,441        100.0%        1986               100%          E
  66 Bovet...........................................        43,968        100.0%        1968                87%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     2,173,909                                          88%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings).....................       329,604        100.0%     1985-1987              97%          E
  ADP Plaza (2 buildings)............................       299,591        100.0%     1987-1989              93%          E
  PeopleSoft Plaza...................................       279,931        100.0%        1984                99%          E
  Norris Tech Center (3 buildings)...................       260,513        100.0%     1984-1998              96%          E
  Golden Bear Center.................................       160,587        100.0%        1986                96%          E
  2700 Ygnacio Valley Road...........................       103,214        100.0%        1984                96%          E
  Park Plaza.........................................        87,040        100.0%        1986                86%          E
  1600 South Main....................................        83,277        100.0%        1983                95%          E
  Foothill Corporate Center..........................        70,355        100.0%        1982                98%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,674,112                                          96%

ATLANTA, GEORGIA
  191 Peachtree Street...............................     1,215,288         80.0%        1991                98%        D,F
  200 Galleria.......................................       432,698        100.0%        1985                95%          D
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,647,986                                          97%

SEATTLE, WASHINGTON
  Washington Mutual Tower (3 buildings)..............     1,154,560         50.0%        1988                99%          G
  110 Atrium Place...................................       213,854        100.0%        1981                97%          E
  Island Corporate Center............................       100,075        100.0%        1987                96%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,468,489                                          99%

                                                           TOTAL      CORNERSTONE
MARKET NAME                                              RENTABLE      INTEREST
  PROPERTY                                              SQUARE FEET       (A)      YEAR CONSTRUCTED   OCCUPANCY     NOTES
-----------------------------------------------------  -------------  -----------  ----------------  -----------  ---------
                                                        (UNAUDITED)                  (UNAUDITED)     (UNAUDITED)
SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings).....................       354,005        100.0%     1971-1999              99%        E,H
  10 Almaden.........................................       293,685        100.0%        1989               100%          E
  Pruneyard Shopping Center..........................       252,210        100.0%       1970s                95%          E
  Embarcadero Place (4 buildings)....................       192,108        100.0%        1984               100%          E
  Pruneyard Inn......................................        90,000        100.0%        1989                           E,I
  First American Plaza...............................        82,596        100.0%        1971                98%          E
  490 California.....................................        24,539        100.0%        1985               100%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,289,143                                          99%

DENVER, COLORADO
  One Norwest Center.................................     1,187,752        100.0%        1983                97%
                                                       -------------                                 -----------
MARKET TOTAL.........................................     1,187,752                                          97%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street..............................       410,902         66.7%        1955                95%          E
  One Post...........................................       389,660         50.0%        1969                99%          E
  201 California Street..............................       240,230        100.0%        1980               100%          J
  188 Embarcadero....................................        85,209        100.0%        1985                99%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,126,001                                          98%

MINNEAPOLIS, MINNESOTA
  Norwest Center.....................................     1,118,062         50.0%        1988               100%          K
                                                       -------------                                 -----------
  MARKET TOTAL.......................................     1,118,062                                         100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings)........................       688,709         70.0%        1990                96%        D,L
  99 Canal Center....................................       137,945        100.0%        1986                98%          D
  TransPotomac Plaza 5...............................        92,980        100.0%        1983                96%          D
  11 Canal Center....................................        70,365        100.0%        1986                95%          D
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       989,999                                          96%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings).................       678,885        100.0%     1986/1990              97%          M
  One Lincoln Centre.................................       297,067        100.0%        1986                90%
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       975,952                                          95%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
  West Wilshire (2 buildings)........................       235,781        100.0%     1960-1976              90%          E
  Wilshire Palisades.................................       186,714        100.0%        1981                99%          J
  Janss Court........................................       125,556        100.0%        1989                97%        E,N
  Searise Office Tower...............................       122,292        100.0%        1975                94%          E
  Commerce Park......................................        94,252        100.0%        1977                79%        E,O
  429 Santa Monica...................................        81,414        100.0%        1982                81%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       846,009                                          92%

                                                           TOTAL      CORNERSTONE
MARKET NAME                                              RENTABLE      INTEREST
  PROPERTY                                              SQUARE FEET       (A)      YEAR CONSTRUCTED   OCCUPANCY     NOTES
-----------------------------------------------------  -------------  -----------  ----------------  -----------  ---------
                                                        (UNAUDITED)                  (UNAUDITED)     (UNAUDITED)
ORANGE COUNTY, CALIFORNIA
  Bixby Ranch........................................       277,289        100.0%        1987                98%          E
  18301 Von Karman...................................       219,537        100.0%        1991                64%          E
  2677 North Main....................................       212,542        100.0%        1987                81%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       709.368                                          82%

CHARLOTTE, NORTH CAROLINA
  Charlotte Plaza....................................       612,728        100.0%        1982                99%          D
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       612,728                                          99%

ARIZONA
  Gateway (2 buildings)..............................       212,222        100.0%     1984-1985              92%          E
  Scottsdale Centre..................................       164,469        100.0%        1985                94%          E
  Biltmore Lakes.....................................       207,489        100.0%        1982                96%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       584,180                                          94%

SAN DIEGO, CALIFORNIA
  Centerside II......................................       286,941        100.0%        1987                94%          E
  Crossroads.........................................       133,950        100.0%        1983                99%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       420,891                                          95%

LOS ANGELES, CALIFORNIA
  700 North Brand....................................       202,785        100.0%        1981                94%          E
  Tri-Center Plaza...................................       141,946        100.0%        1990                96%          E
  Warner Park Center.................................        58,798        100.0%        1986                98%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       403,529                                          95%

NEW YORK CITY, NEW YORK
  527 Madison Avenue.................................       215,332        100.0%        1986                94%
  Tower 56...........................................       163,633        100.0%        1983                99%          P
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       378,965                                          96%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings)....................       118,990        100.0%        1990               100%          E
  Agoura Hills.......................................       115,265        100.0%        1987                88%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       234,255                                          94%

OTHER REGIONS
  U.S. West (Murray, Utah)...........................       136,608        100.0%        1985                86%          E
  Exposition Centre (Sacramento, California).........        72,547        100.0%        1984                65%          E
                                                       -------------                                 -----------
  MARKET TOTAL.......................................       209,155                                          79%
                                                       -------------                                 -----------
  TOTAL PORTFOLIO....................................    20,935,774                                          96%
  Minority Interest Adjustment (Q)...................      (684,784)
                                                       -------------                                 -----------
  CORNERSTONE PORTFOLIO..............................    20,250,990                                          95%
                                                       -------------                                 -----------
                                                       -------------                                 -----------

------------------------

(A) Unless noted below, cash flow and residual proceeds will be distributed to Cornerstone according to its percentage interest.

(B) On December 31, 1997, the Company purchased the second mortgage on Sixty State Street. The mortgage is a cash flow mortgage through which all the economic benefits/risks (subject to the first mortgage) inure to the Company. The Company controls all major decisions regarding management and leasing. The total purchase price for the second mortgage was $131.5 million and is consolidated in buildings due to the above factors. The $78.4 million first mortgage on the Property was originally recorded by the Company as an $89.6 million liability due to its above-market interest rate.

    The second mortgage, which the Company holds, is collateralized only by the improvements on Sixty State Street. Title to the improvements is owned by Sixty State Street Trust, the ground lessee under a ground lease that expires on December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

(C) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the Property was approximately $112.5 million, approximately $23.5 million of which was paid in cash, approximately $29.0 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $60.0 million of which was paid in Common Stock valued at $17.50 per share.

(D) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the PGGM Portfolio"). The Company acquired the PGGM Portfolio for a purchase price of approximately $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's Initial Public Offering in April 1997 and $54.0 million from its Revolving Credit Facility.

(E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 90,000 square feet in Santa Clara, California and 12.8 acres of developable land.

    The Company acquired WW&A for a purchase price of approximately $1.8 billion, consisting of approximately 14.9 million shares of Common Stock valued at $17.25 per share (recorded at $16.25 per share for GAAP purposes), approximately 16.2 million UPREIT Units valued at $17.25 per unit (recorded at $16.25 per unit for GAAP purposes), approximately $465.0 million in cash and the assumption of approximately $760.0 million of property and construction related debt (recorded at $773.7 million for GAAP purposes). The price of $16.25 represents the fair value based upon the market price for a reasonable period before and after the date the terms of the acquisition were agreed to and announced. The cash portion of the transaction was financed primarily from the Company's Revolving Credit Facility and the sale of $200.0 million of Common Stock to PGGM, an approximate 33.6% stockholder prior to the Wilson Acquisition, priced at $17.25 per share.

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1997 and 1998, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, which the Company expects it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

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

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1998, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(H) Pruneyard Place is under construction with an expected completion date of April 1999. The building is 100% pre-leased. The building will be six stories and contain approximately 120,000 square feet of net rentable area. The Company has commitments for approximately $8.2 million related to this construction.

(I) The Pruneyard Inn is a 118-room, three-story hotel. The Property is currently undergoing a 25,000-square foot expansion, which will add 54 new rooms. The Company has commitments for approximately $3.2 million related to this construction.

(J) On June 3, 1998, the Company purchased 201 California Street and Wilshire Palisades. The total purchase price for the Properties was approximately $121.5 million, approximately $29.5 million of which was paid in cash, approximately $29.1 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $62.9 million of assumed debt (recorded at $64.6 million for GAAP purposes).

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1998, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 77.9%.

(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the year ended December 31, 1998, the Company received 100% of the cash flow from the Property. On November 4, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

(M) On January 28, 1998, the Company purchased Corporate 500 Centre in Deerfield, Illinois. This Property consists of four Class A office buildings with approximately 679,000 rentable square feet. The consideration paid for this Property was approximately $135.0 million in cash and approximately $15.0 million in UPREIT Units valued at $18.50 per unit, for a total purchase price of approximately $150.0 million. The Company financed a portion of the purchase price with an $80.0 million mortgage loan from Bankers Trust Company; this mortgage was subsequently refinanced in October 1998.

(N) Janss Court is a seven-story, 125,000-square foot Class A mixed-use building. In addition to 92,000 square feet of retail and office space, Janss Court offers 32 apartments for a total of 33,000 rentable square feet of residential space.

(O) The Property is subject to a ground lease agreement. The agreement requires annual payments of $115,000 through March 31, 2002 and $121,000 from April 1, 2002 through March 31, 2007. The lease payment increases every ten years thereafter according to a formula based on the Consumer Price Index. The ground lease expires on March 31, 2041.

(P) On January 5, 1998, the Company purchased for approximately $5.5 million, the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. As a result, all of the cash flow and the residual value of Tower 56 inure to the Company.

(Q) Rentable square feet includes an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' percentage interest in the cash flows of the property.

    On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the PGGM Portfolio in October 1997) for gross proceeds of approximately $19,000,000, resulting in a loss of $212,228.

    On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, Pennsylvania, for gross proceeds of approximately $26,748,000, resulting in a loss of $2,111,540.

    On December 29, 1998, Avenue Associates Limited Partnership sold a condominium unit in Market Square, located in Washington D.C., for gross proceeds of $326,154, resulting in a gain of $247,972.

    The future minimum lease payments to be received by the Company under noncancellable operating leases as of December 31, 1998 are as follows (Dollar amounts in thousands):

1999............................................................  $ 399,589
2000............................................................    376,413
2001............................................................    352,484
2002............................................................    302,511
2003............................................................    242,140
Thereafter......................................................    957,109
                                                                  ---------
Total...........................................................  $2,630,246
                                                                  ---------
                                                                  ---------

3. RESTRICTED CASH

    Restricted cash includes security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements.

4. INVESTMENT IN REAL ESTATE JOINT VENTURES

    Investment in real estate joint ventures represents the Company's two investments that are accounted for using the equity method of accounting. The first investment is the Company's 50.0% interest in a co-tenancy agreement with Crocker Plaza Company for One Post, a 38-story, Class A office tower in San Francisco, California. The Company and Crocker co-manage and lease the Property. The second equity investment is the Company's 5.0% interest in WCP Services, Inc., which provides property management and tenant construction supervision services to third parties. WCP Services, Inc. also provides tenant construction supervision services to tenants in Properties owned by Cornerstone.

5. LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of December 31, 1998, including mortgage obligations relating to the Company's Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).

                                                                                  MATURITY
PROPERTY                                AMORTIZATION        INTEREST RATE (A)       DATE     12/31/98   12/31/97
-----------------------------------  -------------------  ----------------------  ---------  ---------  ---------
188 Embarcadero....................  25 year                               6.90%   Jun-1999  $   9,135  $      --
One and Two Gateway................  25 year                               6.90%   Dec-1999      8,679         --
Seaport Centre.....................  Interest only              LIBOR plus 1.50%   Dec-1999     58,000         --
The Pruneyard......................  24 year                    LIBOR plus 2.00%   Mar-2000     49,384         --
18301 Von Karman...................  25 year                               6.90%   Apr-2000     10,647         --
Centerside II......................  25 year                               6.90%   Jun-2000     13,818         --
Scottsdale Centre..................  25 year                               6.90%   Jul-2000      7,745         --
TransPotomac Plaza 5 and Charlotte
  Plaza (B)........................  Interest only                         7.28%   Oct-2000     65,000     65,000
1600 South Main....................  25 year                               6.90%   Dec-2000      5,038         --
Convertible Promissory Note due
  2001 (C).........................  Interest only                  8.11%max (D)   Jan-2001     12,926     12,926
Biltmore Lakes.....................  25 year                               6.90%   Apr-2001     11,468         --
Belmont Shores.....................  25 year                               6.90%   Apr-2001      9,839         --
700 North Brand....................  25 year                               6.90%   May-2001     18,108         --
2677 North Main....................  25 year                               6.90%   May-2001     10,774         --
2700 Ygnacio Valley Road...........  25 year                               6.90%   Aug-2001      5,035         --
Westlake Spectrum..................  25 year                               6.90%   Aug-2001      3,993         --
Park Plaza.........................  25 year                               6.90%   Oct-2001      4,940         --
Warner Park Center.................  25 year                               6.90%   Dec-2001      5,213         --
West Wilshire Office and Medical...  25 year                               6.90%   Jan-2002     17,301         --
Searise Office Tower...............  25 year                               6.90%   Jan-2002     11,864         --
Golden Bear Center.................  25 year                               6.90%   Mar-2002     15,753         --
Exposition Centre..................  25 year                               6.90%   May-2002      5,200         --
Bixby Ranch........................  25 year                               6.90%   May-2002     20,243         --
Wilshire Palisades.................  22 year                               6.70%   Jul-2002     29,902         --
120 Montgomery Street..............  24 year                    LIBOR plus 1.40%   Nov-2002     46,930         --
1300 South El Camino...............  23 year                               6.90%   Dec-2002      4,007         --
125 Summer Street..................  Interest only (E)                     7.20%   Jan-2003     50,000     50,000
429 Santa Monica...................  25 year                               6.90%   Mar-2003     10,176         --
Crossroads.........................  25 year                               6.90%   Mar-2003      7,339         --
Westlake Spectrum II...............  25 year                               6.90%   Mar-2003      5,284         --
Tower 56...........................  30 year                               7.67%   May-2003     17,548     17,742
Two ADP Plaza......................  Interest only                         6.90%   Dec-2003     13,400         --
Two Corporate Centre...............  Interest only                         6.90%   Dec-2003     18,600         --
Norris Tech Center.................  25 year                    LIBOR plus 1.65%   Dec-2003     16,392         --
Peninsula Office Park 4............  25 year                               6.90%   Feb-2004      5,436         --
Peninsula Office Park 1,3,5,6,8 &
  9................................  25 year                               6.90%   Feb-2004     54,806         --
110 Atrium Place...................  30 year                               6.90%   Mar-2004     21,838         --
10 Almaden.........................  25 year                               6.90%   Apr-2004     33,885         --
Embarcadero Place..................  20 year                               6.90%   Apr-2004     26,061         --
527 Madison Avenue and One Lincoln
  Centre (B).......................  Interest only                         7.47%   Oct-2004     65,000     65,000
Sixty State Street.................  30 year                               6.84%   Jan-2005     87,627     89,630
201 California Street..............  30 year                               6.70%   Mar-2005     33,071         --
Island Corporate Center............  30 year                               6.90%   Apr-2005     13,294         --
Washington Mutual Tower............  Interest only                         7.53%   Nov-2005     79,100     79,100
Norwest Center.....................  Interest only                         8.74%   Dec-2005    110,000    110,000
Agoura Hills.......................  25 year                               6.90%   Dec-2005     12,328         --
Janss Court........................  30 year                               6.90%   Dec-2005     18,723         --
Bayhill 4,5,6 & 7..................  25 year                               6.90%   Dec-2006     59,071         --
66 Bovet...........................  22 year                               6.90%   Apr-2007      3,939         --
Market Square (F) and 200 Galleria
  (B)..............................  Interest only                         7.54%   Oct-2007    120,000    120,000

                                                                                  MATURITY
PROPERTY                                AMORTIZATION        INTEREST RATE (A)       DATE     12/31/98   12/31/97
-----------------------------------  -------------------  ----------------------  ---------  ---------  ---------
One Norwest Center (G).............  30 year                               6.90%   Oct-2008     98,252     96,780
Corporate 500 Centre (H)...........  25 year                               6.66%   Nov-2008     89,765         --
Other loans........................  Various                             Various    Various        597         --
                                                          ----------------------  ---------  ---------  ---------
Total Debt.........................                                         7.20(I)  6.7 yrs.(I) $1,532,474 $ 706,178
                                                          ----------------------  ---------  ---------  ---------
                                                          ----------------------  ---------  ---------  ---------

------------------------------
(A) The interest rate is the stated interest rate (for Cornerstone originated debt) or the prevailing market rate at the time of acquisition (for debt assumed as part of an acquisition).

(B) The three notes arising from the acquisition of several properties from PGGM (a major stockholder and related party) are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(C) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

(D) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(E) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

(F) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

(G) On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with Connecticut General Life Insurance Company and Massachusetts Mutual Life Insurance Company. As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%.

(H) On October 9, 1998, the Company completed the refinancing of the $80.0 million mortgage on Corporate 500 Centre with Teachers Insurance and Annuity Association. As a result of the refinancing, the principal balance was increased to $90.0 million, the term of the loan was extended from 4.5 years to ten years and the interest rate was increased by three basis points to 6.66%.

(I) Weighted-average interest rate and maturity of the Company's long-term debt.

    The combined aggregate amount of maturities for all long-term borrowings for 1999 through 2003 are $75,814,000, $151,632,000, $82,296,000, $151,200,000 and
$138,739,000, respectively.

    Since most of the long-term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

6. REVOLVING CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR rate or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of December 31, 1998, $465.0 million of the facility was outstanding at a rate of approximately 6.9%. In addition, at December 31, 1998 there was a $5.0 million letter of credit outstanding at a rate of 1.40%. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of cash available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.50 to 1.00. Through an amendment and restatement, this Revolving Credit Facility replaces the Company's $350.0 million facility entered into during 1997.

7. STOCKHOLDERS' EQUITY

    The 7% Cumulative Convertible Preferred Stock is convertible into Common Stock at $16.50 per share at any time after August 4, 2000.

    On April 21, 1997, Cornerstone completed its initial public offering in the United States of 16,100,000 shares of Common Stock at a price of $14.00 per share. The shares were listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co.

    On February 6, 1998, Cornerstone completed a secondary public offering of 14,375,000 shares of Common Stock at a price of $18.25 per share. The shares were placed in the U.S. through a syndicate of seven investment banks led by Merrill Lynch & Co. Net proceeds to the Company were approximately $247.9 million (approximately $262.3 million gross proceeds less an underwriting discount of approximately $13.7 million and expenses of approximately $0.7 million). The net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility and for working capital purposes.

    The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of December 31, 1998:

STOCK OPTIONS

                                                     EXERCISE
                                  OPTIONS GRANTED      PRICE                                 OPTIONS      OPTIONS
         DATE OF GRANT            (NO. OF SHARES)   (PER SHARE)         VESTING (A)        EXERCISABLE   EXERCISED
--------------------------------  ---------------  -------------  -----------------------  -----------  -----------
August, 1995....................        637,500      $   14.30        33.3%/yr, 10yr term     637,500            0
October, 1995...................        150,000      $   14.30        33.3%/yr, 10yr term     150,000       10,500
March, 1997.....................        880,000      $   14.50        33.3%/yr, 10yr term     293,333            0
November, 1997..................         70,000      $   18.44        33.3%/yr, 10yr term      23,333            0
February, 1998..................         70,000      $   18.13        33.3%/yr, 10yr term           0            0
February, 1998..................        595,000      $   18.25        33.3%/yr, 10yr term           0            0
March, 1998.....................        200,000      $   18.25        33.3%/yr, 10yr term           0            0
December, 1998..................      3,000,000      $   17.25        33.3%/yr, 10yr term           0            0

    The weighted average fair value of options granted during 1998 and 1997 was $0.28 per share and $2.00 per share, respectively. There were no options granted during 1996. The weighted average life of options outstanding at December 31, 1998 was approximately 9.1 years.

RESTRICTED STOCK GRANTS

                    SHARES GRANTED
                       (NO. OF      VALUE AT GRANT DATE
DATE OF GRANT          SHARES)          (PER SHARE)                             VESTING (B)
------------------  --------------  -------------------  ---------------------------------------------------------
August, 1995......       167,622         $   14.30       The grant will fully vest with respect to 13.333% on June
                                                             30, 1996, 1997, 1998, 1999 and with respect to
                                                             46.668% on June 30, 2000.
March, 1997.......       100,000         $   16.40       The grant will fully vest with respect to 13.333% on June
                                                             30, 1998, 1999, 2000, 2001 and with respect to
                                                             46.668% on June 30, 2002.
November, 1997....        12,500         $   18.44       The grant will fully vest with respect to 13.333% on June
                                                             30, 1998, 1999, 2000, 2001 and with respect to
                                                             46.668% on June 30, 2002.
March, 1998.......        12,500         $   18.13       The grant will fully vest with respect to 13.333% on
                                                             March 15, 1999, 2000, 2001, 2002 and with respect to
                                                             46.668% on March 15, 2003.
March, 1998.......        19,178         $   18.25       The grant will fully vest with respect to 13.333% on
                                                             March 15, 1999, 2000, 2001, 2002 and with respect to
                                                             46.668% on March 15, 2003.

------------------------
    (A) The vesting schedule for the options was amended from 20%/yr, 10yr term to 33.3%/yr, 10yr term on February 4, 1998.

    (B) Deferred compensation of approximately $4,842,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

    The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the options described above since the exercise price equaled the fair value at the grant date. Had compensation cost for these options been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and net income per common share would have been reduced to the following pro forma amounts (Dollar amounts in thousands, except per share amounts):

                                                                                                   BASIC AND DILUTED
                                                                                                    NET INCOME PER
                                                                                     NET INCOME      COMMON SHARE
                                                                                     -----------  -------------------
Year ended December 31, 1998.......................................................   $  81,561        $    0.78
Year ended December 31, 1997.......................................................   $  36,887        $    0.61
Year ended December 31, 1996.......................................................   $   8,673        $    0.17

    The Company has computed the value of all stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

ASSUMPTIONS                                                                1998       1997       1996
-----------------------------------------------------------------------  ---------  ---------  ---------
Risk-free interest rate................................................       5.31%      6.56%      6.31%
Assumed dividend yield.................................................       7.50%      7.50%      7.50%
Expected term..........................................................    6 years    6 years    6 years
Assumed volatility.....................................................      10.00%     10.00%     10.00%

8. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    A cash dividend and unitholder distribution of $0.30 per share/unit was declared for the first quarter of 1998 and paid on February 27, 1998, to stockholders and unitholders of record as of January 30, 1998. A cash dividend and unitholder distribution of $0.30 per share/unit was declared for the second quarter of 1998 and paid on May 29, 1998, to stockholders and unitholders of record as of April 30, 1998. A cash dividend and unitholder distribution of $0.30 per share/unit was declared for the third quarter of 1998 and paid on August 31, 1998, to stockholders and unitholders of record as of July 31, 1998. A cash dividend and unitholder distribution of $0.30 per share/unit was declared for the fourth quarter of 1998 and paid on November 30, 1998, to stockholders and unitholders of record as of October 30, 1998.

    On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of January 29, 1999. Both dividends were paid on February 26, 1999.

9. EXTRAORDINARY LOSS

    Extraordinary loss represents the write off of the unamortized deferred financing costs and prepayment fees paid in connection with the refinancing of the One Norwest Center mortgage in the amount of approximately $2,269,000; the write off of the unamortized balance of Corporate 500 Centre mortgage deferred financing costs at the time of the refinancing of that Property's mortgage in the amount of approximately $354,000; and the write off of the unamortized balance of deferred financing costs related to the $350.0 million Revolving Credit Facility at the time that the new $550.0 million Revolving Credit Facility was entered into in the amount of approximately $1,680,000. See Notes 5 and 17 for more information about the two mortgage refinancings.

10. NET INCOME PER COMMON SHARE

    The table below sets forth the calculation of income per common share for 1998, 1997 and 1996 (Dollar amounts in thousands, except per share amounts):

                                                                1998                    1997                   1996
                                                       ----------------------  ----------------------  --------------------
                                                         BASIC      DILUTED      BASIC      DILUTED      BASIC     DILUTED
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Proceeds upon exercise of options....................      --      $   23,871      --      $   25,162     --      $  12,334
Market price of shares average for the respective
  year...............................................      --      $    16.80      --      $    17.13     --      $   14.36
Treasury shares that could be repurchased
  (options)..........................................      --           1,421      --           1,469     --            859
Option shares outstanding............................      --           1,657      --           1,727     --            863
Weighted common stock equivalent shares (excess
  shares under option over treasury shares that could
  be repurchased)....................................      --             236      --             236     --              4
Weighted average common shares outstanding...........     100,319     100,319      43,572      43,572     20,411     20,411
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Adjusted weighted average common shares
  outstanding........................................     100,319     100,555      43,572      43,808     20,411     20,415
Net income for the period............................  $   83,465  $   83,465  $   37,547  $   37,547  $   9,096  $   9,096
Income applicable to preferred stock.................  $   (3,500) $   (3,500) $  (10,160) $  (10,160) $  (5,153) $  (5,153)
                                                       ----------  ----------  ----------  ----------  ---------  ---------
Net income applicable to common stock................  $   79,965  $   79,965  $   27,387  $   27,387  $   3,943  $   3,943
Net income per common share..........................  $     0.80  $     0.80  $     0.63  $     0.63  $    0.19  $    0.19

    The stock options issued in November 1997, February 1998, March 1998 and December 1998 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the period. The 7% Cumulative Preferred Stock issued in August 1995 and the Convertible Promissory Note due 2001 entered into January 1996 were not included in the calculation of diluted earnings per share as such instruments were anti-dilutive during the period. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption.

11. RETIREMENT PLANS

    Effective July 1, 1995, the eligible employees of the Company participate in a noncontributory age-weighted profit sharing plan. The Company's cash contribution to such plan was approximately $100,000 and $91,400 for the years ended December 31, 1998 and 1997, respectively.

    Effective July 1, 1995, the eligible employees of the Company also participate in a 401(k) contributory savings plan. Under the plan, the Company matches contributions made by eligible employees based on a percentage of the employee's salary. The Company will match 100% of contributions up to 5.0% of such employee's salary with an annual maximum matching contribution of $4,000 per employee. The Company's matching contribution was approximately $69,600 and $52,600 for the years ended December 31, 1998 and 1997, respectively.

    The Company has adopted the Cornerstone Properties Inc. 1998 Long-Term Incentive Plan (the "Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Incentive Plan as amended and restated on December 14, 1998, the number of shares available for option grant are approximately 7,400,000. As of December 31, 1998, options on approximately 3,000,000 shares of Common Stock at an exercise price of $17.25 per share have been granted under the plan.

12. CONCENTRATION OF RISK

    Approximately 6.3 million of the Company's 20.9 million rentable square feet is located in the San Francisco metropolitan market, accounting for approximately 30% of the Company's total assets at December 31, 1998. In addition, five of the Company's 96 office Properties are located in the Downtown Boston market, accounting for approximately 31.9% of the Company's office and parking revenues for the year ended December 31, 1998. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the San Francisco and Boston metropolitan areas. A significant decline in these economic conditions could have a material adverse effect on the Company.

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 9.5%, 20.0% and 26.0% of office and parking rental income for the years ended December 31, 1998, 1997 and 1996, respectively. Included in deferred tenant receivables is approximately $33.9 million and $31.3 million due from Norwest Corporation at December 31, 1998 and 1997, respectively.

13. RELATED PARTY TRANSACTIONS

    The Company has entered into $250.0 million of mortgage debt with one of its major stockholders, PGGM, as further described in Note 5. Certain key employees of the Company own an interest in third-party properties for which WCP Services, Inc. provides property management, development and tenant construction services.

14. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the financial statements of the Company.

    The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Approximately $36.9 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 50.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cornerstone is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. Except for the items noted below, the fair value of the Company's financial instruments approximates their carrying values at December 31, 1998 and 1997:

NOTES RECEIVABLE

    The fair value of the note receivable at December 31, 1997 is approximately $1,564,000 based on the present value of expected future note payments using a market discount rate of 6.57%.

LONG-TERM DEBT

    The Company determines the fair value based on discounting future cash flows at a rate that approximates the Company's effective current borrowing rate (see also Note 5) (Dollar amounts in thousands):

                                                            12/31/98      12/31/98      12/31/97      12/31/97
                                                           FAIR VALUE  CARRYING VALUE  FAIR VALUE  CARRYING VALUE
                                                           ----------  --------------  ----------  --------------
TransPotomac Plaza 5 and Charlotte Plaza.................  $   65,775   $     65,000   $   66,671   $     65,000
Wilshire Palisades.......................................      29,722         29,902           --             --
125 Summer Street........................................      50,529         50,000       50,842         50,000
Tower 56.................................................      18,046         17,548       18,507         17,742
527 Madison Avenue and One Lincoln Centre................      67,057         65,000       68,070         65,000
Sixty State Street.......................................      87,495         87,627       89,630         89,630
201 California Street....................................      32,751         33,171           --             --
Washington Mutual Tower..................................      81,834         79,100       82,423         79,100
Norwest Center...........................................     121,986        110,000      123,701        110,000
Market Square and 200 Galleria...........................     125,500        120,000      127,915        120,000
One Norwest Center.......................................      98,335         98,252       99,504         96,780
Corporate 500 Centre.....................................      88,468         89,765           --             --

16. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

    The following consolidated pro forma financial information of the Company shown below gives effect to (i) the Wilson Acquisition; (ii) the acquisition of the PGGM Portfolio; (iii) the public offerings of Common Stock in April 1997 and February 1998; (iv) the conversion of 8% Preferred Stock into Common Stock in July 1997; (v) the Company's repayment of a $32.5 million term loan from Deutsche Bank in March 1997; and (vi) the acquisition of 527 Madison, Tower 56, Corporate 500 Centre, One Memorial Drive, 201 California Street and Wilshire Palisades and sale of the Frick building in 1997 and 1998 as if they occurred on January 1, 1998 and 1997, respectively. The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred had the aforementioned transactions been consummated at the dates indicated. Also, they may not be indicative of the results that may be achieved in the future.

DECEMBER 31,                                                        1998            1997
-------------------------------------------------------------  --------------  --------------
Pro forma total revenues.....................................  $  580,905,000  $  544,753,000
Pro forma net income before extraordinary items..............      96,616,000      83,986,000
Pro forma net income.........................................      92,313,000      83,932,000
Pro forma basic and diluted net income per common share......  $         0.69  $         0.63

17. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $60,992,000, $30,204,000 and $34,590,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

    On October 27, 1997, the Company acquired the PGGM Portfolio for a purchase price of approximately $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The Company also recorded a minority interest of $33.2 million in connection with this acquisition.

    On January 5, 1998, the Company purchased for approximately $5.5 million, the participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock.

    On January 28, 1998, the Company purchased Corporate 500 Centre. As part of the total purchase price of approximately $150.0 million, the Company issued 822,794 UPREIT Units valued at $18.50 per unit.

    On April 28, 1998, the Company purchased One Memorial Drive. As part of the total purchase price of approximately $112.5 million, the Company issued 3,428,571 shares of common stock and 1,657,426 UPREIT Units, both valued at $17.50.

    On June 3, 1998, the Company purchased 201 California Street and Wilshire Palisades. As part of the total purchase price for the Properties of approximately $121.5 million, the Company assumed $64.6 million in debt and issued 1,665,663 UPREIT Units valued at $17.50 per unit.

    On September 25, 1998, in conjunction with the refinancing of the One Norwest Center mortgage, the Company incurred an extraordinary loss of approximately $2,269,000, which represents the unamortized deferred financing costs and prepayment fees on the previous One Norwest Center mortgage at the time of the refinancing.

    On October 9, 1998, in conjunction with the refinancing of the Corporate 500 Centre mortgage, the Company incurred an extraordinary loss of $354,717, which represents the unamortized deferred financing costs on the previous Corporate 500 Centre mortgage at the time of the refinancing.

    On November 3, 1998, the Company obtained a $550.0 million Revolving Credit Facility from a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank. In conjunction with obtaining this new Revolving Credit Facility, the Company incurred an extraordinary loss of $1,680,016, which represents the unamortized deferred financing costs related to the previous $350.0 million facility, which was extinguished at the time that the new Revolving Credit Facility was obtained.

    On December 16, 1998, the Company consummated the Wilson Acquisition for a purchase price of approximately $1.8 billion, consisting of approximately 14.9 million shares of Common Stock valued at $17.25 per share (recorded at $16.25 per share for GAAP purposes), approximately 16.2 million UPREIT Units valued at $17.25 per unit (recorded at $16.25 for GAAP purposes), approximately $465.0 million in cash and the assumption of approximately $760.0 million of property and construction related debt (recorded at $773.7 million for GAAP purposes). The Company also recorded a minority interest of $241.0 million in connection with this acquisition.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    (Dollar amounts in thousands except per share amounts):

                                                                                   QUARTER ENDED
                                                                 --------------------------------------------------
                                                                 DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                                 ------------  ------------  ---------  -----------
1998
Revenues.......................................................   $  102,402    $   89,038   $  86,490   $  81,556
Income before extraordinary item...............................       24,535        21,227      19,252      22,754
Extraordinary loss.............................................       (2,034)       (2,269)         --          --
Net income.....................................................       22,501        18,958      19,252      22,754
Per share data:
  Income before extraordinary item.............................         0.22          0.20        0.18        0.24
  Basic and diluted net income per common share................         0.20          0.18        0.18        0.24

1997
Revenues.......................................................   $   62,242    $   38,414   $  38,268   $  34,987
Income before extraordinary item...............................       15,881         8,076       8,008       5,636
Extraordinary loss.............................................           --            --         (28)        (26)
Net income.....................................................       15,881         8,076       7,980       5,610
Per share data:
  Income before extraordinary item.............................         0.26          0.18        0.12        0.07
  Basic and diluted net income per common share................         0.26          0.18        0.12        0.07

19. SEGMENT REPORTING

    The Company has adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders.

    The Company has one reportable segment--real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note
1. See Note 12 for information regarding concentration of risk.

    The Company evaluates performance based on net operating income from the individual properties in the segment.

                                                                    CORPORATE &     COMPANY
                                                     TOTAL SEGMENT    OTHER(A)       TOTAL
                                                     -------------  ------------  ------------
Total revenues (B):
1998...............................................   $   354,145    $    5,341   $    359,486
1997...............................................       160,490        13,421        173,911
1996...............................................       112,109         4,799        116,908
Total operating and interest expense (C):
1998...............................................   $   122,423    $   80,472   $    202,895
1997...............................................        61,522        41,541        103,063
1996...............................................        44,188        38,141         82,329
Net operating income (D):
1998...............................................   $   231,722    $  (75,131)  $    156,591
1997...............................................        98,968       (28,120)        70,848
1996...............................................        67,921       (33,342)        34,579
Total long-lived assets (E):
1998...............................................   $ 4,137,302    $   54,782   $  4,192,084
1997...............................................     1,996,404         9,147      2,005,551
1996...............................................       635,723         3,819        639,542
Total assets:
1998...............................................   $ 4,198,099    $   83,885   $  4,281,984
1997...............................................     1,757,372       294,109      2,051,481
1996...............................................       623,934       142,245        766,179

------------------------------
(A) Corporate and Other represents all corporate-level items (including interest income, interest expense and general and administrative expenses) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(B) Total revenues represents all revenues during the period (including the Company's earnings in real estate joint ventures). All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.

(C) Total operating and interest expense represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $59,278,000, $30,978,000 and $24,317,000 in 1998, 1997 and 1996,
    respectively.

(D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note (C) above) for the period.

(E) Long-lived assets is composed of total investments, other deferred costs, deferred tenant receivables and certain other assets.

20. SUBSEQUENT EVENTS

    On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre. The balances of the two loans at the time of prepayment were $13.4 million and $18.6 million, respectively.

    During January 1999, the Company entered into four interest rate swap agreements with major financial institutions. The swaps effectively fix the LIBOR rate on $250.0 million of the amount outstanding on the Company's credit facility at approximately 5.1%. The swap agreements expire on November 3, 2001 coterminous with the Revolving Credit Facility.

    A cash dividend and unitholder distribution of $0.15 per share/unit was declared for the first half of the fourth quarter of 1998 and paid on February 26, 1999, to common stockholders and unitholders of record as of December 15, 1998. A cash dividend and unitholder distribution of $0.15 per share/unit was declared for the second half of the fourth quarter of 1998 and paid on February 26, 1999, to common stockholders and unitholders of record as of January 29, 1999.