Form 10-K405/A
period 1998-12-31
CORNERSTONE PROPERTIES INC
filed 1999-04-30
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

                                EXPLANATORY NOTE

    Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, Cornerstone Properties Inc. (the "Company") hereby amends the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1999, to add the financial statement schedule required by Item 14 of Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements included as a part hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this annual report:

(A) FINANCIAL STATEMENTS:

                                                                                 PAGE NUMBER
                                                                                --------------
(i) The Company:                                                                           F-1

  The following financial statements and report of independent accountants are filed herewith at the pages indicated:
  Report of Independent Accountants...........................................             F-2
  Consolidated Balance Sheets at December 31, 1998 and 1997...................             F-3
  Consolidated Statements of Income for the years ended December 31, 1998,
    1997 and 1996.............................................................             F-4
  Consolidated Statements of Stockholders' Equity for the years ended December
    31, 1998, 1997 and 1996...................................................             F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996.............................................................             F-6
  Notes to Consolidated Financial Statements..................................     F-7 to F-26
  Schedule III................................................................    F-27 to F-30

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

        21*  List of Subsidiaries.

      23 .   Consent of PricewaterhouseCoopers LLP.

      24.1*  Powers of Attorney.

        27*  For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule.

------------------------

*   Previously filed.

 . Filed herewith.

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

                                        CORNERSTONE PROPERTIES INC.
                                        (Registrant)

                                        /s/ JOHN S. MOODY
                ----------------------------------------------------------------
                                        John S. Moody, President & CEO

DATED: April 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ WILLIAM WILSON III
------------------------------  Chairman of the Board and
      William Wilson III          Director

                                Chief Executive Officer,
      /s/ JOHN S. MOODY           President and Director
------------------------------    (Principal Executive
        John S. Moody             Officer)

     /s/ RODNEY C. DIMOCK
------------------------------  Executive Vice President
       Rodney C. Dimock           and Director

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

------------------------------  Director
       Dick van den Bos

------------------------------  Director
      Jan van der Vlist

    */s/ DONALD G. FISHER
------------------------------  Director
       Donald G. Fisher

     */s/ RANDALL A. HACK
------------------------------  Director
       Randall A. Hack

         /s/ JOHN S.
            MOODY
------------------------------
*  By John S. Moody, as Attorney-in-Fact for the persons
indicated

DATED: April 29, 1999

                          CORNERSTONE PROPERTIES INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cornerstone Properties Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) of this Form 10-K/A present fairly, in all material respects, the financial position of Cornerstone Properties Inc. and subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(i) of this Form 10-K/A presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

    The Company evaluates performance based on net operating income from the individual properties in the segment (Dollar amounts in thousands).

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

(C) Total operating and interest expense represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $59,278,000, $30,978,000 and $24,317,000 in 1998, 1997
    and 1996, respectively.

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

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  SCHEDULE III

                               DECEMBER 31, 1998

               COLUMN A                   COLUMN B             COLUMN C            COLUMN D                  COLUMN E
--------------------------------------  -------------  ------------------------  -------------  -----------------------------------
                                                                                     COST
                                                                                  CAPITALIZED
                                                                                 SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                                       INITIAL COST TO COMPANY    ACQUISITION           AT CLOSE OF PERIOD
                                                       ------------------------  -------------  -----------------------------------
    (DOLLAR AMOUNTS IN THOUSANDS)                                  BUILDING &       LAND &                  BUILDING &
DESCRIPTION                             ENCUMBRANCES     LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
--------------------------------------  -------------  ---------  -------------  -------------  ---------  -------------  ---------
Boston, Massachusetts
  Sixty State Street..................   $    87,627   $      --   $   221,568     $   5,842    $      --   $   227,410   $ 227,410
  500 Boylston Street.................                    45,132       181,574            62       45,132       181,636     226,768
  222 Berkeley Street.................                    29,262       118,180           438       29,262       118,618     147,880
  125 Summer Street...................        50,000      15,750        89,250         6,037       15,750        95,287     111,037
  One Memorial Drive..................                    22,500        90,873           (96)      22,500        90,777     113,277

San Mateo County, California
  Bayhill (4 buildings)...............        59,071      26,353       105,412            --       26,353       105,412     131,765
  Peninsula Office Park (7
    buildings)........................        60,242      25,426       101,705             4       25,426       101,709     127,135
  Seaport Centre......................        58,000      23,530        94,119            82       23,530        94,201     117,731
  Seaport Plaza land..................                    10,720            --            --       10,720            --      10,720
  Bay Park Plaza (2 buildings)........                    13,139        52,556            --       13,139        52,556      65,695
  One Bay Plaza.......................                     9,125        36,499            29        9,125        36,528      45,653
  Belmont Shores......................         9,839       6,459        25,838            --        6,459        25,838      32,297
  1300 South El Camino................         4,007       4,351        17,406            --        4,351        17,406      21,757
  66 Bovet............................         3,939       1,626         6,505            --        1,626         6,505       8,131

East Bay, California
  Corporate Centre (2 buildings)......        18,600       9,808        39,233            --        9,808        39,233      49,041
  ADP Plaza (2 buildings).............        13,400      10,278        41,110            --       10,278        41,110      51,388
  PeopleSoft Plaza....................                    10,025        40,100            36       10,025        40,136      50,161
  Norris Tech Center (3 buildings)....        16,392       7,223        28,893            --        7,223        28,893      36,116
  Golden Bear Center..................        15,753       6,426        25,705            --        6,426        25,705      32,131
  2700 Ygnacio Valley Road............         5,035       2,375         9,498            23        2,375         9,521      11,896
  Park Plaza..........................         4,940       2,673        10,693            --        2,673        10,693      13,366
  1600 South Main.....................         5,038       2,501        10,003            --        2,501        10,003      12,504
  Foothill Corporate Center...........                     1,967         7,867            --        1,967         7,867       9,834

Atlanta, Georgia
  191 Peachtree Street................                    40,110       228,962         3,580       40,110       232,542     272,652
  200 Galleria........................       120,000(B)    11,994       48,443         2,193       12,727        49,903      62,630

               COLUMN A                   COLUMN F     COLUMN G     COLUMN H       COLUMN I
--------------------------------------  ------------  -----------  -----------  --------------

                                                                                LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                      IN
                                                      (UNAUDITED)  (UNAUDITED)  LATEST INCOME
    (DOLLAR AMOUNTS IN THOUSANDS)       ACCUMULATED      YEAR         DATE      STATEMENTS IS
DESCRIPTION                             DEPRECIATION  CONSTRUCTED   ACQUIRED     COMPUTED (A)
--------------------------------------  ------------  -----------  -----------  --------------
Boston, Massachusetts
  Sixty State Street..................   $   (5,653)        1979     12/31/97         40
  500 Boylston Street.................       (5,339)        1988     10/27/97         40
  222 Berkeley Street.................       (3,490)        1991     10/27/97         40
  125 Summer Street...................       (9,345)        1989      11/1/95         40
  One Memorial Drive..................       (1,570)        1985      4/28/98         40
San Mateo County, California
  Bayhill (4 buildings)...............         (110)   1982-1987     12/16/98         40
  Peninsula Office Park (7
    buildings)........................         (105)   1971-1998     12/16/98         40
  Seaport Centre......................          (98)        1988     12/16/98         40
  Seaport Plaza land..................           --          N/A     12/16/98        N/A
  Bay Park Plaza (2 buildings)........          (54)   1985-1998     12/16/98         40
  One Bay Plaza.......................          (38)        1979     12/16/98         40
  Belmont Shores......................          (26)        1983     12/16/98         40
  1300 South El Camino................          (18)        1986     12/16/98         40
  66 Bovet............................           (7)        1968     12/16/98         40
East Bay, California
  Corporate Centre (2 buildings)......          (41)   1985-1987     12/16/98         40
  ADP Plaza (2 buildings).............          (43)   1987-1989     12/16/98         40
  PeopleSoft Plaza....................          (42)        1984     12/16/98         40
  Norris Tech Center (3 buildings)....          (30)   1984-1998     12/16/98         40
  Golden Bear Center..................          (27)        1986     12/16/98         40
  2700 Ygnacio Valley Road............          (10)        1984     12/16/98         40
  Park Plaza..........................          (11)        1986     12/16/98         40
  1600 South Main.....................          (10)        1983     12/16/98         40
  Foothill Corporate Center...........           (8)        1982     12/16/98         40
Atlanta, Georgia
  191 Peachtree Street................       (7,176)        1991     10/27/97         40
  200 Galleria........................       (1,590)        1985     10/27/97         40

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            SCHEDULE III (CONTINUED)

                               DECEMBER 31, 1998

               COLUMN A                   COLUMN B             COLUMN C            COLUMN D                  COLUMN E
--------------------------------------  -------------  ------------------------  -------------  -----------------------------------
                                                                                     COST
                                                                                  CAPITALIZED
                                                                                 SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                                       INITIAL COST TO COMPANY    ACQUISITION           AT CLOSE OF PERIOD
                                                       ------------------------  -------------  -----------------------------------
    (DOLLAR AMOUNTS IN THOUSANDS)                                  BUILDING &       LAND &                  BUILDING &
DESCRIPTION                             ENCUMBRANCES     LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
--------------------------------------  -------------  ---------  -------------  -------------  ---------  -------------  ---------
Seattle, Washington
  Washington Mutual Tower (3
    buildings)........................   $    79,100   $  21,167   $    43,153     $ 153,578    $  21,173   $   196,725   $ 217,898
  110 Atrium Place....................        21,838       7,810        31,242            --        7,810        31,242      39,052
  Island Corporate Center.............        13,294       3,751        15,004             3        3,751        15,007      18,758

Santa Clara, California
  Pruneyard Office (3 buildings)......        49,384      11,896        47,583           198       11,896        47,781      59,677
  10 Almaden..........................        33,885      14,306        57,223             1       14,306        57,224      71,530
  Pruneyard Shopping Center...........                     8,491        33,966            --        8,491        33,966      42,457
  Embarcadero Place (4 buildings).....        26,061      11,728        46,913            --       11,728        46,913      58,641
  Pruneyard Inn (C)...................                     3,057        12,228            --        3,057        12,228      15,285
  First American Plaza................                     3,415        13,658             7        3,415        13,665      17,080
  490 California......................                     1,562         6,248            --        1,562         6,248       7,810

Denver, Colorado
  One Norwest Center..................        98,252       2,900        15,486       147,564        3,211       162,739     165,950

San Francisco, California
  120 Montgomery Street...............        46,930      16,427        65,709           155       16,427        65,864      82,291
  201 California Street...............        33,071      11,350        46,040            --       11,350        46,040      57,390
  188 Embarcadero.....................         9,135       4,718        18,871            --        4,718        18,871      23,589

Minneapolis, Minnesota
  Norwest Center......................       110,000      18,000        33,613       154,733       18,000       188,346     206,346

Washington, D.C./Alexandria, Virginia
  Market Square (2 buildings).........              (B)    50,199      201,084           420       50,199       201,504     251,703
  99 Canal Center.....................                     4,551        18,380           291        4,551        18,671      23,222
  TransPotomac Plaza 5................        65,000(B)     2,124        8,577           292        2,124         8,869      10,993
  11 Canal Center.....................                     2,326         9,394           303        2,326         9,697      12,023

Suburban Chicago, Illinois
  Corporate 500 Centre (4
    buildings)........................        89,765      30,000       120,163           603       30,000       120,766     150,766
  One Lincoln Centre..................        65,000(B)     2,192       47,758         1,717        2,192        49,475      51,667

Santa Monica/West Los Angeles,
  California
  West Wilshire (2 buildings).........        17,301       7,492        29,970            --        7,492        29,970      37,462
  Wilshire Palisades..................        29,902      12,650        52,247           414       12,650        52,661      65,311
  Janss Court (D).....................        18,723       7,274        29,098            --        7,274        29,098      36,372
  Searise Office Tower................        11,864       6,043        24,172             7        6,043        24,179      30,222
  Commerce Park.......................                     2,653        10,613            --        2,653        10,613      13,266
  429 Santa Monica....................        10,176       3,899        15,595             6        3,899        15,601      19,500

               COLUMN A                   COLUMN F     COLUMN G     COLUMN H         COLUMN I
--------------------------------------  ------------  -----------  -----------  -------------------

                                                                                   LIFE ON WHICH
                                                                                  DEPRECIATION IN
                                                      (UNAUDITED)  (UNAUDITED)     LATEST INCOME
    (DOLLAR AMOUNTS IN THOUSANDS)       ACCUMULATED      YEAR         DATE         STATEMENTS IS
DESCRIPTION                             DEPRECIATION  CONSTRUCTED   ACQUIRED       COMPUTED (A)
--------------------------------------  ------------  -----------  -----------  -------------------
Seattle, Washington
  Washington Mutual Tower (3
    buildings)........................   $  (80,601)        1988       5/1/88               40
  110 Atrium Place....................          (33)        1981     12/16/98               40
  Island Corporate Center.............          (16)        1987     12/16/98               40
Santa Clara, California
  Pruneyard Office (3 buildings)......          (50)   1971-1999     12/16/98               40
  10 Almaden..........................          (60)        1989     12/16/98               40
  Pruneyard Shopping Center...........          (35)       1970s     12/16/98               40
  Embarcadero Place (4 buildings).....          (49)        1984     12/16/98               40
  Pruneyard Inn (C)...................          (13)        1989     12/16/98               40
  First American Plaza................          (14)        1971     12/16/98               40
  490 California......................           (7)        1985     12/16/98               40
Denver, Colorado
  One Norwest Center..................      (76,410)        1983       1/1/84               40
San Francisco, California
  120 Montgomery Street...............          (71)        1955     12/16/98               40
  201 California Street...............         (671)        1969       6/3/98               40
  188 Embarcadero.....................          (20)        1980     12/16/98               40
Minneapolis, Minnesota
  Norwest Center......................      (80,241)        1988       7/1/88               40
Washington, D.C./Alexandria, Virginia
  Market Square (2 buildings).........         (855)        1990      11/1/98               40
  99 Canal Center.....................         (560)        1986     10/27/97               40
  TransPotomac Plaza 5................         (280)        1983     10/27/97               40
  11 Canal Center.....................         (301)        1986     10/27/97               40
Suburban Chicago, Illinois
  Corporate 500 Centre (4
    buildings)........................       (2,826)   1986/1990      1/28/98               40
  One Lincoln Centre..................       (2,862)        1986      11/8/96               40
Santa Monica/West Los Angeles,
  California
  West Wilshire (2 buildings).........          (31)   1960-1976     12/16/98               40
  Wilshire Palisades..................         (773)        1981       6/3/98               40
  Janss Court (D).....................          (30)        1989     12/16/98               40
  Searise Office Tower................          (25)        1975     12/16/98               40
  Commerce Park.......................          (11)        1977     12/16/98               40
  429 Santa Monica....................          (16)        1982     12/16/98               40

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                            SCHEDULE III (CONTINUED)

                               DECEMBER 31, 1998

               COLUMN A                   COLUMN B             COLUMN C            COLUMN D                  COLUMN E
--------------------------------------  -------------  ------------------------  -------------  -----------------------------------
                                                                                     COST
                                                                                  CAPITALIZED
                                                                                 SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                                       INITIAL COST TO COMPANY    ACQUISITION           AT CLOSE OF PERIOD
                                                       ------------------------  -------------  -----------------------------------
    (DOLLAR AMOUNTS IN THOUSANDS)                                  BUILDING &       LAND &                  BUILDING &
DESCRIPTION                             ENCUMBRANCES     LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL
--------------------------------------  -------------  ---------  -------------  -------------  ---------  -------------  ---------
Orange County, California
  Bixby Ranch.........................   $    20,243   $   9,681   $    38,723     $      10    $   9,681   $    38,733   $  48,414
  18301 Von Karman....................        10,647       8,052        32,206             7        8,052        32,213      40,265
  2677 South Main.....................        10,774       5,696        22,786            --        5,696        22,786      28,482

Charlotte, North Carolina
  Charlotte Plaza.....................              (B)    15,474       62,495         1,969       15,474        64,464      79,938

Arizona
  Gateway (2 buildings)...............         8,679       4,811        19,243            --        4,811        19,243      24,054
  Scottsdale Centre...................         7,745       4,992        19,969             1        4,992        19,970      24,962
  Biltmore Lakes......................        11,468       4,586        18,342            --        4,586        18,342      22,928

San Diego, California
  Centerside II.......................        13,818       7,524        30,094            --        7,524        30,094      37,618
  Crossroads..........................         7,339       3,207        12,828           105        3,207        12,933      16,140

Los Angeles, California
  700 North Brand.....................        18,108       8,112        32,450            --        8,112        32,450      40,562
  Tri-Center Plaza....................                     4,276        17,104            --        4,276        17,104      21,380
  Warner Park Center..................         5,213       1,746         6,986             8        1,746         6,994       8,740

New York City, New York
  527 Madison Avenue..................              (B)    21,440       46,643         1,612       21,440        48,255      69,695
  Tower 56............................        17,548       5,528        25,203         9,234        5,528        34,437      39,965

Conejo Valley (Ventura), California
  Westlake Spectrum (2 buildings).....         9,277       3,510        14,038            --        3,510        14,038      17,548
  Agoura Hills........................        12,328       3,821        15,284            --        3,821        15,284      19,105

Other
  U.S. West (Murray, Utah)............                     3,311        13,245            --        3,311        13,245      16,556
  Exposition Centre (Sacramento,
    CA)...............................         5,200       1,772         7,089            --        1,772         7,089       8,861
                                        -------------  ---------  -------------  -------------  ---------  -------------  ---------
Grand Total...........................   $ 1,518,951   $ 728,273   $ 3,120,708     $ 490,418    $ 729,323   $ 3,611,126   $4,340,449
                                        -------------  ---------  -------------  -------------  ---------  -------------  ---------
                                        -------------  ---------  -------------  -------------  ---------  -------------  ---------

               COLUMN A                   COLUMN F     COLUMN G     COLUMN H         COLUMN I
--------------------------------------  ------------  -----------  -----------  -------------------

                                                                                   LIFE ON WHICH
                                                                                  DEPRECIATION IN
                                                      (UNAUDITED)  (UNAUDITED)     LATEST INCOME
    (DOLLAR AMOUNTS IN THOUSANDS)       ACCUMULATED      YEAR         DATE         STATEMENTS IS
DESCRIPTION                             DEPRECIATION  CONSTRUCTED   ACQUIRED       COMPUTED (A)
--------------------------------------  ------------  -----------  -----------  -------------------
Orange County, California
  Bixby Ranch.........................   $      (40)        1987     12/16/98               40
  18301 Von Karman....................          (34)        1991     12/16/98               40
  2677 South Main.....................          (24)        1987     12/16/98               40
Charlotte, North Carolina
  Charlotte Plaza.....................       (1,787)        1982     10/27/97               40
Arizona
  Gateway (2 buildings)...............          (20)   1984-1985     12/16/98               40
  Scottsdale Centre...................          (21)        1985     12/16/98               40
  Biltmore Lakes......................          (19)        1982     12/16/98               40
San Diego, California
  Centerside II.......................          (32)        1987     12/16/98               40
  Crossroads..........................          (13)        1983     12/16/98               40
Los Angeles, California
  700 North Brand.....................          (34)        1981     12/16/98               40
  Tri-Center Plaza....................          (18)        1990     12/16/98               40
  Warner Park Center..................           (7)        1986     12/16/98               40
New York City, New York
  527 Madison Avenue..................       (2,310)        1986      2/14/97               40
  Tower 56............................       (2,335)        1983      4/24/96               40
Conejo Valley (Ventura), California
  Westlake Spectrum (2 buildings).....          (15)        1990     12/16/98               40
  Agoura Hills........................          (16)        1987     12/16/98               40
Other
  U.S. West (Murray, Utah)............          (14)        1985     12/16/98               40
  Exposition Centre (Sacramento,
    CA)...............................           (7)        1984     12/16/98               40
                                        ------------
Grand Total...........................   $ (288,448)
                                        ------------
                                        ------------

----------------------------------

(A) The life to compute depreciation on Buildings is 40 years. The life to compute depreciation on Building Improvements is 3 to 40 years.

(B) The three notes arising from the acquisition of several properties from PGGM (a major stockholder and related party) are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes. In addition, the $181.0 million first mortgage loan on Market Square, which the Company purchased from PGGM in 1997, has been pledged as collateral for the $120.0 million 200 Galleria loan.

(C) The Pruneyard Inn is a 118-room hotel. The Property is currently undergoing a 25,000-square foot expansion, which will create 54 new rooms.

(D) In addition to 92,000 square feet of retail and office space, Janss Court contains 32 apartments comprising 33,000 rentable square feet of residential space.

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               DECEMBER 31, 1998
                                  (CONTINUED)

Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                    1998              1997             1996
                                                              ----------------  ----------------  --------------
INVESTMENT IN REAL ESTATE
Balance, beginning of period................................  $      1,947,272  $        799,662  $      676,258
  Additions during period:
    Acquisitions............................................         2,410,427         1,135,629          80,681
    Improvements............................................            30,690            12,468          44,032
  Deductions during period:
    Properties disposed of..................................           (47,940)               --              --
    Retirements and writeoffs...............................                --              (487)         (1,309)
                                                              ----------------  ----------------  --------------
Balance, end of period......................................  $      4,340,449  $      1,947,272  $      799,662
                                                              ----------------  ----------------  --------------
                                                              ----------------  ----------------  --------------

ACCUMULATED DEPRECIATION
Balance, beginning of period................................  $        229,652  $        198,686  $      175,167
  Additions during period:
    Depreciation............................................            59,278            30,978          24,317
  Deductions during period:
    Properties disposed of..................................              (478)               --              --
    Retirements and writeoffs...............................                (4)              (12)           (798)
                                                              ----------------  ----------------  --------------
Balance, end of period......................................  $        288,448  $        229,652  $      198,686
                                                              ----------------  ----------------  --------------
                                                              ----------------  ----------------  --------------