Form 10-Q
period 1999-03-31
CORNERSTONE PROPERTIES INC
filed 1999-05-17
CIK 702301

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                         COMMISSION FILE NUMBER 1-12861


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|






Number of shares of Common Stock (no par value) outstanding as of May 10, 1999:
128,210,784.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                            March 31,     December 31,
                                                                              1999           1998
                                                                           -----------    -----------
                                                                           (Unaudited)
ASSETS
Investments, at cost:
       Land                                                                $   729,323    $   729,323
       Buildings, leasehold interests and improvements                       3,476,158      3,466,288
       Investment in joint ventures                                             31,804         31,500
       Deferred lease costs                                                    154,824        144,838
                                                                           -----------    -----------
                                                                             4,392,109      4,371,949
       Less: Accumulated depreciation and amortization                         312,368        288,448
                                                                           -----------    -----------
          Total investments                                                  4,079,741      4,083,501

Cash and cash equivalents                                                       44,088         61,869
Restricted cash                                                                 14,006          9,114
Other deferred costs, net of accumulated amortization of $2,113 and $932        43,492         45,572
Deferred tenant receivables                                                     60,782         53,802
Tenant and other receivables, net                                               22,891         10,557
Other assets                                                                    17,226         17,569
                                                                           -----------    -----------
Total Assets                                                               $ 4,282,226    $ 4,281,984
                                                                           ===========    ===========

LIABILITIES
Long-term debt, inclusive of $23,842 and $25,031 of unamortized premium    $ 1,504,148    $ 1,532,474
Credit facility                                                                479,000        465,000
Accrued interest                                                                12,095         10,933
Accrued real estate taxes                                                       29,324         16,395
Accounts payable and accrued expenses                                           40,898         51,454
Distributions payable                                                             --           38,163
Unearned revenue and other liabilities                                          37,100         23,890
                                                                           -----------    -----------
Total Liabilities                                                            2,102,565      2,138,309
                                                                           -----------    -----------

MINORITY INTEREST
Minority interest in operating partnership                                     287,861        283,388
Minority interest in joint ventures                                             23,508         23,420
                                                                           -----------    -----------
Total Minority Interest                                                        311,369        306,808
                                                                           -----------    -----------

Commitments and contingencies

Redeemable preferred stock; 344,828 shares authorized;
   0 shares issued and outstanding                                                --             --

STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated value;
   65,000,000 shares authorized; 3,030,303 shares issued and outstanding        50,000         50,000
Common stock, no par value; 250,000,000 shares authorized;
   128,210,784 shares issued and outstanding                                      --             --
Paid-in capital                                                              1,790,157      1,788,567
Retained earnings                                                               29,032           --
Accumulated other comprehensive income                                           2,085           --
Deferred compensation                                                           (2,982)        (1,700)
                                                                           -----------    -----------
Total Stockholders' Equity                                                   1,868,292      1,836,867
                                                                           -----------    -----------
Total Liabilities and Stockholders' Equity                                 $ 4,282,226    $ 4,281,984
                                                                           ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months  Three Months
                                                                        Ended        Ended
                                                                      March 31,    March 31,
                                                                        1999         1998
                                                                      ---------    ---------
Revenues
       Office and parking rentals                                     $ 149,476    $  75,183
       Earnings (loss) in joint ventures                                    305         (925)
       Interest and other income                                          1,984        7,298
                                                                      ---------    ---------
           Total Revenues                                               151,765       81,556
                                                                      ---------    ---------

Expenses
       Building operating expenses                                       31,077       17,089
       Real estate taxes                                                 19,524       11,177
       Interest expense                                                  34,358       15,915
       Depreciation and amortization                                     25,085       10,645
       General and administrative                                         6,136        2,586
                                                                      ---------    ---------
           Total Expenses                                               116,180       57,412
                                                                      ---------    ---------
                                                                         35,585       24,144
                                                                      ---------    ---------

Other expenses
      Loss on sale of real estate assets                                   --           (212)
                                                                      ---------    ---------
           Total Other expenses                                            --           (212)
                                                                      ---------    ---------

Minority interest
     Minority interest in operating partnership                          (4,473)        (136)
     Minority interest in joint ventures                                 (1,450)      (1,042)
                                                                      ---------    ---------
           Total Minority interest                                       (5,923)      (1,178)
                                                                      ---------    ---------

                                                                      ---------    ---------
Income before cumulative effect of a change in accounting principle      29,662       22,754
                                                                      ---------    ---------

Cumulative effect of a change in accounting principle                      (630)        --
                                                                      ---------    ---------

Net income                                                            $  29,032    $  22,754
                                                                      =========    =========

Income applicable to preferred stock                                  $    (875)   $    (875)
                                                                      =========    =========

Income applicable to common stock                                     $  28,157    $  21,879
                                                                      =========    =========

Income before cumulative effect of a change in accounting
      principle per common share                                      $    0.22    $    0.24
                                                                      =========    =========

Cumulative effect of a change in accounting
      principle per common share                                      $    --      $    --
                                                                      =========    =========

Basic income per common share                                         $    0.22    $    0.24
                                                                      =========    =========

Diluted income per common share                                       $    0.22    $    0.23
                                                                      =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                        Three Months   Three Months
                                                           Ended          Ended
                                                          March 31,     March 31,
                                                            1999          1998
                                                           -------       -------
Net income                                                 $29,032       $22,754
                                                           =======       =======
Other comprehensive income:
   Unrealized gain on interest rate swaps
      during the period                                      2,085          --
                                                           -------       -------
   Other comprehensive income                                2,085          --
                                                           -------       -------

Comprehensive income                                       $31,117       $22,754
                                                           =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                                  Three Months  Three Months
                                                                                      Ended        Ended
                                                                                    March 31,    March 31,
                                                                                      1999         1998
                                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                   $  29,032    $  22,754
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                             24,533       10,689
             Deferred compensation amortization                                           478          233
             Share of net (income) loss in real estate joint ventures                    (305)         925
             Cumulative effect of a change in accounting principle                        630         --
             Unbilled rental revenue                                                   (6,980)      (2,950)
             Increase in accrued interest                                               1,162        2,207
             Minority interest share of income                                          5,923        1,178
             Loss on sale of real estate assets                                          --            212
             (Increase) decrease in tenant and other receivables and other assets      (9,940)       1,157
             Increase in accounts payable, accrued expenses
                 and other liabilities                                                 17,748        8,024
                                                                                    ---------    ---------
             Total adjustments                                                         33,249       21,675
                                                                                    ---------    ---------
             Net cash provided by operating activities                                 62,281       44,429
                                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to investment property                                               (22,022)    (140,179)
       Repayment of notes receivable                                                      134          365
       Investments in real estate joint ventures                                         --         (5,065)
       Proceeds from sale of real estate assets                                          --         18,790
                                                                                    ---------    ---------
             Net cash used in investing activities                                    (21,888)    (126,089)
                                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from common stock offering                                               --        262,344
       Borrowings under mortgage loans                                                   --         80,000
       Borrowings under credit facility                                                29,000         --
       Repayments under credit facility                                               (15,000)    (187,000)
       Repayments under mortgage loans                                                (27,137)        (448)
       Proceeds from dividend reinvestment plan                                          --          2,010
       Increase in restricted cash                                                     (4,892)      (3,621)
       Debt refinancing deposits                                                         (450)        --
       Stock and debt issuance costs                                                     (170)     (14,516)
       Distributions to minority partners                                              (5,034)      (1,593)
       Distributions to common stockholders                                           (34,491)     (25,050)
                                                                                    ---------    ---------
             Net cash (used in) provided by financing activities                      (58,174)     112,126
                                                                                    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (17,781)      30,466
CASH AND CASH EQUIVALENTS, beginning of period                                         61,869       24,730
                                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                            $  44,088    $  55,196
                                                                                    =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS


         Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 96 Class A office buildings comprising nearly 21 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in twelve major metropolitan areas throughout the United States: Atlanta, Boston, Charlotte, suburban Chicago, Denver, Minneapolis, New York City, Phoenix, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of March 31, 1999, Cornerstone owned, directly or indirectly, approximately 86.3% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.


GENERAL


         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month periods presented have been included. Results for the three months ended March 31, 1999 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiary, the Operating Partnership and controlled partnerships. The Company has consolidated the following partnerships because it has a majority interest in the economic benefits and is or has the right to become the managing general partner at its sole discretion: the Operating Partnership; NWC Limited Partnership ("NWC"); Third and University Limited Partnership ("Third Partnership"); Two Twenty Two Berkeley Venture ("222 Berkeley"); Five Hundred Boylston West Venture ("500 Boylston"); One Ninety One Peachtree Associates ("191 Peachtree"); Avenue Associates Limited Partnership ("Market Square"); and 120 Montgomery Associates, LLC ("120 Montgomery"). The Company's investments in the One Post Property and WCP Services, Inc. are accounted for as equity investments (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

REAL ESTATE HELD FOR SALE

         Included in Investments is Charlotte Plaza, which was held for sale by the Company as of November 1, 1998. The Property is valued at approximately $78.1 million, the lower of the carrying amount or the fair value less estimated cost to sell. Beginning on November 1, 1998, the Company discontinued the recognition of depreciation on Charlotte Plaza.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the March 31, 1999 financial statement presentation.

OTHER DEFERRED COSTS


         Costs incurred in the underwriting and issuance of long-term debt and revolving lines of credit. The costs incurred in connection with the long-term debt are being amortized over the term of the debt. As part of the acquisition of the DIHC Portfolio (see Note 2), the Company purchased several management contracts to which Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM") was a party. The price paid for these contracts is being amortized over four years. Included in Other Deferred Costs is the purchase price for the intangible management and development company assets that were acquired as part of the Wilson Acquisition (see Note 2).


OTHER ASSETS

         The Company records costs incurred for potential investments as Other Assets. Upon consummation of an investment, the Company capitalizes all such costs as an adjustment to the purchase price and depreciates these costs over the useful life of the asset. All such costs are expensed at the time it is determined that a potential investment will not be consummated. In addition, the Company expenses all internal acquisition costs.

MINORITY INTEREST


         Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of March 31, 1999 amounted to 13.7%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of March 31, 1999, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 20,333,607 and as of such date, no UPREIT Units have been redeemed for shares of Common Stock.


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

RECENTLY ISSUED ACCOUNTING STANDARDS


         During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. At March 31, 1999, the Company was party to swaps that effectively fixed the rate on $250.0 million of the amount outstanding on the Company's Revolving Credit Facility at 6.47%. The swaps have been designated as "cash flow hedges" within the meaning defined in SFAS 133. The $250.0 million is comprised of four separate swaps, all of which will contractually mature in November 2001, coterminous with the Company's $550.0 million Revolving Credit Facility. Per the applicable requirements of SFAS 133, the swaps were marked to fair value and recorded as assets on the Company's balance sheet. A corresponding adjustment was posted to a separate component of stockholder's equity through Other Comprehensive Income as defined in Statement of Financial Accounting Standards No. 130. These swaps are considered hedges for federal income tax purposes.


         During the first quarter of 1999, the Company also adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. Pursuant to the requirements of SOP 98-5, the Company has written off all unamortized organizational costs and has recorded a cumulative effect of a change in accounting principle of $630,044.

         In addition, during the first quarter of 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. The adoption of SOP 98-1 did not have a significant effect on the Company's financial statements.




ESTIMATES AND RISKS


         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant risks, estimates and assumptions are related to the recoverability and depreciable lives of investment property, the recoverability of deferred tenant receivables, unforeseen Year 2000 risks and the qualification of the Company as a REIT. Actual results could differ from those estimates.

2. PROPERTIES



         The following table summarizes Cornerstone's interest in real estate investments at March 31, 1999:

Market Name                                   Total Rentable      Cornerstone
 Property                                      Square Feet        Interest (A)   Year Constructed     Occupancy     Notes
------------------------------------------- ------------------- ---------------- ----------------- --------------- -------
BOSTON, MASSACHUSETTS
     Sixty State Street                                823,014           100.0%        1979                  100%       B
     500 Boylston Street                               714,513            91.5%        1988                  100%       D
     222 Berkeley Street                               530,884            91.5%        1991                  100%       D
     125 Summer Street                                 463,691           100.0%        1989                   94%
     One Memorial Drive                                352,764           100.0%        1985                  100%       C
                                                       -------                                               ----
     MARKET TOTAL                                    2,884,866                                                99%

SAN MATEO COUNTY, CALIFORNIA
     Bayhill (4 buildings)                             514,704           100.0%     1982-1987                 87%       E
     Peninsula Office Park (7 buildings)               492,044           100.0%     1971-1998                 98%       E
     Seaport Centre                                    463,019           100.0%        1988                   91%       E
     Bay Park Plaza (2 buildings)                      257,058           100.0%     1985-1998                 98%       E
     One Bay Plaza                                     176,533           100.0%        1979                  100%       E
     Belmont Shores                                    141,643           100.0%        1983                   97%       E
     1300 South El Camino                               84,441           100.0%        1986                   99%       E
     66 Bovet                                           43,968           100.0%        1968                   89%       E
                                                        ------                                                ---
     MARKET TOTAL                                    2,173,410                                                94%

EAST BAY, CALIFORNIA
     Corporate Centre (2 buildings)                    329,357           100.0%     1985-1987                 96%       E
     ADP Plaza (2 buildings)                           299,627           100.0%     1987-1989                 97%       E
     PeopleSoft Plaza                                  279,931           100.0%        1984                   99%       E
     Norris Tech Center (3 buildings)                  260,513           100.0%     1984-1990                 96%       E
     Golden Bear Center                                160,587           100.0%        1986                  100%       E
     2700 Ygnacio Valley Road                          103,214           100.0%        1984                   86%       E
     Park Plaza                                         87,040           100.0%        1986                  100%       E
     1600 South Main                                    83,277           100.0%        1983                  100%       E
     Foothill Corporate Center                          70,355           100.0%        1982                   97%       E
                                                        ------                                                ---
     MARKET TOTAL                                    1,673,901                                                97%

ATLANTA, GEORGIA
     191 Peachtree Street                            1,215,288            80.0%        1991                   97%     D,F
     200 Galleria                                      432,698           100.0%        1985                   95%       D
                                                       -------                                                ---
     MARKET TOTAL                                    1,647,986                                                97%

SEATTLE, WASHINGTON
     Washington Mutual Tower (3 buildings)           1,154,560            50.0%        1988                  100%       G
     110 Atrium Place                                  214,081           100.0%        1981                   99%       E
     Island Corporate Center                           100,075           100.0%        1987                   95%       E
                                                       -------                                                ---
     MARKET TOTAL                                    1,468,716                                                99%

SANTA CLARA COUNTY, CALIFORNIA
     Pruneyard Office (3 buildings)                    354,910           100.0%     1971-1999                 99%     E,H
     10 Almaden                                        299,684           100.0%        1989                   98%       E
     Pruneyard Shopping Center                         252,210           100.0%       1970s                   94%       E
     Embarcadero Place (4 buildings)                   192,081           100.0%        1984                  100%       E
     Pruneyard Inn                                      90,000           100.0%        1989                           E,I
     First American Plaza                               82,596           100.0%        1971                   93%       E
     490 California                                     24,539           100.0%        1985                  100%       E
                                                        ------                                               ----
     MARKET TOTAL                                    1,296,020                                                98%

DENVER, COLORADO
     One Norwest Center                              1,187,852           100.0%        1983                   97%
                                                     ---------                                                ---
     MARKET TOTAL                                    1,187,852                                                97%

SAN FRANCISCO, CALIFORNIA
     120 Montgomery Street                             415,202            66.7%        1955                   93%       E
     One Post                                          388,055            50.0%        1969                   99%       E
     201 California Street                             240,230           100.0%        1980                  100%       J
     188 Embarcadero                                    85,183           100.0%        1985                   99%       E
                                                        ------                                                ---
     MARKET TOTAL                                    1,128,670                                                97%


Market Name                                   Total Rentable      Cornerstone
 Property                                      Square Feet        Interest (A)   Year Constructed     Occupancy     Notes
------------------------------------------- ------------------- ---------------- ----------------- --------------- -------

MINNEAPOLIS, MINNESOTA
     Norwest Center                                  1,117,439            50.0%        1988                  100%       K
                                                     ---------                                               ----
     MARKET TOTAL                                    1,117,439                                               100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
     Market Square (2 buildings)                       688,709            70.0%        1990                   98%     D,L
     99 Canal Center                                   137,945           100.0%        1986                   98%       D
     TransPotomac Plaza 5                               96,278           100.0%        1983                   96%       D
     11 Canal Center                                    70,365           100.0%        1986                   96%       D
                                                        ------                                                ---
     MARKET TOTAL                                      993,297                                                98%

SUBURBAN CHICAGO, ILLINOIS
     Corporate 500 Centre (4 buildings)                679,039           100.0%     1986/1990                 96%       M
     One Lincoln Centre                                297,040           100.0%        1986                   92%
                                                       -------                                                ---
     MARKET TOTAL                                      976,079                                                94%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
     West Wilshire (2 buildings)                       235,703           100.0%     1960-1976                 94%       E
     Wilshire Palisades                                186,714           100.0%        1981                  100%       J
     Janss Court                                       125,709           100.0%        1989                   97%     E,N
     Searise Office Tower                              122,302           100.0%        1975                   95%       E
     Commerce Park                                      94,441           100.0%        1977                   74%     E,O
     429 Santa Monica                                   80,539           100.0%        1982                   84%       E
                                                        ------                                                ---
     MARKET TOTAL                                      845,408                                                93%

ORANGE COUNTY, CALIFORNIA
     Bixby Ranch                                       277,289           100.0%        1987                   98%       E
     18301 Von Karman                                  219,508           100.0%        1991                   77%       E
     2677 North Main                                   213,089           100.0%        1987                   81%       E
                                                       -------                                                ---
     MARKET TOTAL                                      709,886                                                86%

CHARLOTTE, NORTH CAROLINA
     Charlotte Plaza                                   612,728           100.0%        1982                   99%       D
                                                       -------                                                ---
     MARKET TOTAL                                      612,728                                                99%

ARIZONA
     Gateway (2 buildings)                             212,257           100.0%     1984-1985                100%       E
     Biltmore Lakes                                    207,270           100.0%        1982                   97%       E
     Scottsdale Centre                                 166,382           100.0%        1985                   89%       E
                                                       -------                                                ---
     MARKET TOTAL                                      585,909                                                96%

SAN DIEGO, CALIFORNIA
     Centerside II                                     286,949           100.0%        1987                   90%       E
     Crossroads                                        133,650           100.0%        1983                  100%       E
                                                       -------                                               ----
     MARKET TOTAL                                      420,599                                                93%

LOS ANGELES, CALIFORNIA
     700 North Brand                                   202,531           100.0%        1981                   93%       E
     Tri-Center Plaza                                  141,732           100.0%        1990                  100%       E
     Warner Park Center                                 57,366           100.0%        1986                  100%       E
                                                        ------                                               ----
     MARKET TOTAL                                      401,629                                                97%

NEW YORK CITY, NEW YORK
     527 Madison Avenue                                215,332           100.0%        1986                   94%
     Tower 56                                          163,633           100.0%        1983                   99%       P
                                                       -------                                                ---
     MARKET TOTAL                                      378,965                                                96%

CONEJO VALLEY (VENTURA), CALIFORNIA
     Westlake Spectrum (2 buildings)                   119,501           100.0%        1990                  100%       E
     Agoura Hills                                      115,265           100.0%        1987                   87%       E
                                                       -------                                                ---
     MARKET TOTAL                                      234,766                                                94%

OTHER REGIONS
     U.S. West (Murray, Utah)                          136,608           100.0%        1985                   91%       E
     Exposition Centre (Sacramento, California)         72,971           100.0%        1984                   70%       E
                                                        ------                                                ---
     MARKET TOTAL                                      209,579                                                84%

                                             ------------------
                                                                                                   ---------------
     TOTAL PORTFOLIO                                20,947,705                                                96%
     Minority Interest Adjustment (Q)                 (723,234)
                                             ------------------                                    ---------------
     CORNERSTONE PORTFOLIO                          20,224,471                                                96%
     Adjustment For Pruneyard Inn                      (90,000)
                                             ------------------
     CORNERSTONE OFFICE PORTFOLIO                   20,134,471
                                             ==================

----------
(A) Unless noted below, cash flow and residual proceeds will be distributed to Cornerstone according to its percentage interest.


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


(D) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the DIHC Portfolio"). The Company acquired the DIHC Portfolio for a purchase price of approximately $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's initial public offering in April 1997 and $54.0 million from its Revolving Credit Facility.



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

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1998, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, which the Company expects it will continue to receive under the partnership agreement through February 28, 2000, with the Company receiving the remainder of the cash flow of the Property.

         The partnership that owns 191 Peachtree Street leases a portion of the land upon which the project is located pursuant to a ground lease agreement. The agreement requires annual payments of $45,000 through January 31, 2002 and $75,000 through January 31, 2008. Thereafter, the annual rent increases $2,500 per year until the expiration date of January 31, 2087. The partnership records ground rental expense relating to this agreement on a straight-line basis. The ground lease is renewable for an additional 99 years.

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 1999, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(H) Pruneyard Place construction was completed and occupied on April 1, 1999. The building was entirely pre-leased.


(I) The Pruneyard Inn is a 118-room, three-story hotel. The Property is currently undergoing a 25,000-square foot expansion, which will add 54 new rooms. The Company has commitments for approximately $1.8 million related to this construction.


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

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 1999, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 74.5%.


(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the three months ended March 31, 1999, the Company received 100% of the cash flow from the Property. On
         November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.


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



         On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the DIHC Portfolio in October 1997) for gross proceeds of approximately $19,000,000, resulting in a loss of $212,228.


         On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, Pennsylvania, for gross proceeds of approximately $26,748,000, resulting in a loss of $2,111,540.


         On December 29, 1998, Avenue Associates Limited Partnership sold a condominium unit in Market Square, located in Washington D.C., for gross proceeds of $326,154, resulting in a gain of $247,972.


3. INVESTMENT IN REAL ESTATE JOINT VENTURES

         Investment in real estate joint ventures represents the Company's two investments that are accounted for using the equity method of accounting. The first investment is the Company's 50.0% interest in a co-tenancy agreement with Crocker Plaza Company for One Post, a 38-story, Class A office tower in San Francisco, California. The Company and Crocker co-manage and lease the Property. The second equity investment is the Company's interest in WCP Services, Inc. The Company owns 1% of the voting common stock and 100% of the non-voting common stock of WCP Services, Inc. The remaining shares of voting common stock of WCP Services, Inc. are owned by certain executive officers of the Company. The Company's ownership of voting and nonvoting common stock together represents a 95% economic interest in the earnings of WCP Services, Inc. WCP Services, Inc. provides property management, development and tenant construction supervision services to third parties. WCP Services, Inc. also provides tenant construction supervision services to tenants in Properties owned by Cornerstone.


4. LONG-TERM DEBT

         The following table sets forth certain information regarding the consolidated debt obligations of the Company as of March 31, 1999, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).

PROPERTY                         AMORTIZATION       INTEREST RATE (A)   MATURITY DATE       3/31/99        12/31/98
--------                         ------------       -----------------   -------------       -------        --------
188 Embarcadero ..............   25 year                        6.90%      Jun-1999       $   9,044       $   9,135
One and Two Gateway ..........   25 year                        6.90%      Dec-1999           8,605           8,679
Seaport Centre ...............   Interest only       LIBOR plus 1.50%      Dec-1999          58,000          58,000
The Pruneyard ................   24 year             LIBOR plus 2.00%      Mar-2000          55,266          49,384
18301 Von Karman .............   25 year                        6.90%      Apr-2000          10,558          10,647
Centerside II ................   25 year                        6.90%      Jun-2000          13,689          13,818
Scottsdale Centre ............   25 year                        6.90%      Jul-2000           7,703           7,745
TransPotomac Plaza 5 and
  Charlotte Plaza (B) ........   Interest only                  7.28%      Oct-2000          65,000          65,000


PROPERTY                         AMORTIZATION       INTEREST RATE (A)   MATURITY DATE       3/31/99        12/31/98
--------                         ------------       -----------------   -------------       -------        --------
1600 South Main ..............   25 year                        6.90%      Dec-2000           5,011           5,038
Convertible Promissory
  Note due 2001 (C) ..........   Interest only           8.11%max (D)      Jan-2001          12,926          12,926
Biltmore Lakes ...............   25 year                        6.90%      Apr-2001          11,411          11,468
Belmont Shores ...............   25 year                        6.90%      Apr-2001           9,778           9,839
700 North Brand ..............   25 year                        6.90%      May-2001          18,021          18,108
2677 North Main ..............   25 year                        6.90%      May-2001          10,711          10,774
2700 Ygnacio Valley Road .....   25 year                        6.90%      Aug-2001           5,006           5,035
Westlake Spectrum ............   25 year                        6.90%      Aug-2001           3,970           3,993
Park Plaza ...................   25 year                        6.90%      Oct-2001           4,912           4,940
Warner Park Center ...........   25 year                        6.90%      Dec-2001           5,184           5,213
West Wilshire Office and
  Medical ....................   25 year                        6.90%      Jan-2002          17,210          17,301
Searise Office Tower .........   25 year                        6.90%      Jan-2002          11,801          11,864
Golden Bear Center ...........   25 year                        6.90%      Mar-2002          15,676          15,753
Exposition Centre ............   25 year                        6.90%      May-2002           5,176           5,200
Bixby Ranch ..................   25 year                        6.90%      May-2002          20,127          20,243
Wilshire Palisades ...........   22 year                        6.70%      Jul-2002          29,692          29,902
120 Montgomery Street ........   24 year             LIBOR plus 1.40%      Nov-2002          47,569          46,930
1300 South El Camino .........   23 year                        6.90%      Dec-2002           3,981           4,007
125 Summer Street ............   Interest only (E)              7.20%      Jan-2003          50,000          50,000
429 Santa Monica .............   25 year                        6.90%      Mar-2003          10,139          10,176
Crossroads ...................   25 year                        6.90%      Mar-2003           7,312           7,339
Westlake Spectrum II .........   25 year                        6.90%      Mar-2003           5,265           5,284
Tower 56 .....................   30 year                        7.67%      May-2003          17,509          17,548
Two ADP Plaza ................   Interest only                  6.90%      Dec-2003               - (F)      13,400
Two Corporate Centre .........   Interest only                  6.90%      Dec-2003               - (F)      18,600
Norris Tech Center ...........   25 year             LIBOR plus 1.65%      Dec-2003          16,317          16,392
Peninsula Office Park 4 ......   25 year                        6.90%      Feb-2004           5,407           5,436
Peninsula Office Park
  1,3,5,6,8 & 9 ..............   25 year                        6.90%      Feb-2004          55,818          54,806
110 Atrium Place .............   30 year                        6.90%      Mar-2004          21,656          21,838
10 Almaden ...................   25 year                        6.90%      Apr-2004          33,712          33,885
Embarcadero Place ............   20 year                        6.90%      Apr-2004          25,867          26,061
527 Madison Avenue and
  One Lincoln Centre (B) .....   Interest only                  7.47%      Oct-2004          65,000          65,000
Sixty State Street ...........   30 year                        6.84%      Jan-2005          87,104          87,627
201 California Street ........   30 year                        6.70%      Mar-2005          32,963          33,071
Island Corporate Center ......   30 year                        6.90%      Apr-2005          13,273          13,294
Washington Mutual Tower ......   Interest only                  7.53%      Nov-2005          79,100          79,100
Norwest Center ...............   Interest only                  8.74%      Dec-2005         110,000         110,000
Agoura Hills .................   25 year                        6.90%      Dec-2005          12,270          12,328
Janss Court ..................   30 year                        6.90%      Dec-2005          18,634          18,723
Bayhill 4,5,6 & 7 ............   25 year                        6.90%      Dec-2006          58,753          59,071
66 Bovet .....................   22 year                        6.90%      Apr-2007           3,914           3,939
Market Square (G) and 200
  Galleria (B) ...............   Interest only                  7.54%      Oct-2007         120,000         120,000
One Norwest Center ...........   30 year                        6.90%      Oct-2008          98,083          98,252
Corporate 500 Centre .........   25 year                        6.66%      Nov-2008          89,527          89,765
Other loans ..................   Various                     Various        Various             498             597
                                                     ---------------       --------      ----------      ----------

Total Debt                                                      7.13% (H)    5.3yrs (H)  $1,504,148      $1,532,474
                                                                                         ==========      ==========


----------

(A) The interest rate is the stated interest rate (for Cornerstone originated debt) or the mark to market rate at the time of acquisition (for debt assumed as part of an acquisition).

(B) The three notes arising from the acquisition of several properties in the DIHC Portfolio are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.


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

(F) On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre.

(G) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased as part of the DIHC Portfolio acquisition.

(H) Weighted-average interest rate and maturity of the Company's long-term debt.


         The combined aggregate amount of maturities for all long-term borrowings for 1999 through 2003 are $75,649,000, $157,227,000, $81,919,000,
$151,232,000 and $106,542,000, respectively.



         Since most of the long-term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.


5. CREDIT FACILITY


     The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of March 31, 1999, $479.0 million of the facility was outstanding at a rate of approximately 6.3%. Of this amount, approximately $250 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. In addition, at March 31, 1999, there were three letters of credit totaling approximately $8.2 million outstanding at a rate of 1.40%. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.50 to 1.00.


6. COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the financial position, results of operations or cash flows of the Company.

     The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Approximately $49.4 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 50.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

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

         The following tables summarize the stock options and restricted stock grants for certain employees of the Company as of March 31, 1999:

STOCK OPTIONS

                 Options Granted  Exercise Price                     Options      Options
  Date of Grant  (No. of shares)   (per share)       Vesting        Exercised   Exercisable
  -------------  ---------------   -----------       -------        ---------   -----------
August, 1995....       637,500       $14.30       33.3%/yr, 10yr            0       637,500
October, 1995 ..       150,000       $14.30       33.3%/yr, 10yr       10,500       139,500
March, 1997.....       880,000       $14.50       33.3%/yr, 10yr            0       586,666
November, 1997..        70,000       $18.44       33.3%/yr, 10yr            0        23,333
February, 1998..        70,000       $18.13       33.3%/yr, 10yr            0        23,333
February, 1998..       595,000       $18.25       33.3%/yr, 10yr            0       198,333
March, 1998.....       200,000       $18.25       33.3%/yr, 10yr            0        66,666
December, 1998..     3,000,000       $17.25       33.3%/yr, 10yr            0             0
March, 1999.....        10,000       $17.25       33.3%/yr, 10yr            0             0

RESTRICTED STOCK GRANTS


                        Shares Granted   Value at Grant
    Date of Grant       (No. of shares)  Date (per share)                             Vesting (A)
    -------------       ---------------  ----------------                             -----------
August, 1995..........      167,622          $14.30        The grant will fully vest with respect to 13.333% on June 30, 1996,
                                                             1997, 1998, 1999 and with respect to 46.668% on June 30, 2000.
March, 1997...........      100,000          $16.40        The grant will fully vest with respect to 13.333% on June 30, 1998,
                                                             1999, 2000, 2001 and with respect to 46.668% on June 30, 2002.
November, 1997........       12,500          $18.44        The grant will fully vest with respect to 13.333% on June 30, 1998,
                                                             1999, 2000, 2001 and with respect to 46.668% on June 30, 2002.
March, 1998...........       12,500          $18.13        The grant will fully vest with respect to 13.333% on March 15,
                                                             1999, 2000, 2001, 2002 and with respect to 46.668% on March 15, 2003.
March, 1998...........       19,178          $18.25        The grant will fully vest with  respect to 13.333% on March 15, 1999 and with respect to 86.667% on December 31, 1999.
February, 1999........      113,550          $15.50        The grant will fully vest on February 1, 2004.

----------

(A) Deferred compensation of approximately $6,252,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

8. NET INCOME PER COMMON SHARE

         The table below sets forth the calculation of net income per common share for the three months ended March 31, 1999 and 1998 (Dollar amounts in thousands, except per share amounts):


                                                MARCH 31,1999             MARCH 31, 1998
                                           -----------------------     ---------------------
                                             BASIC        DILUTED       BASIC       DILUTED
                                           -----------------------     ---------------------
Proceeds upon exercise of options          $    --       $  23,871     $   --       $ 30,081
Market price of shares
    Average for the respective period      $    --       $   15.24     $   --       $  18.43
Treasury shares that could be
     Repurchased
(options)                                       --           1,566         --          1,632
Option shares outstanding                       --           1,657         --          1,997
Weighted common stock equivalent
     shares (excess shares under option
     over Treasury shares that could be
     repurchased)                               --              91         --            363
Weighted average common shares
     Outstanding                             128,211       128,211       92,802       92,802
                                           -----------------------     ---------------------
Adjusted weighted average common
     Shares outstanding                      128,211       128,302       92,802       93,165

Net income for the period                  $  29,032     $  29,032     $ 22,754     $ 22,754
Income applicable to Preferred stock       $    (875)    $    (875)    $   (875)    $   (875)
                                           -----------------------     ---------------------
Net income applicable to
     Common shares                         $  28,157     $  28,157     $ 21,879     $ 21,879
Income per common share                    $    0.22     $    0.22     $   0.24     $   0.23



         The stock options issued in November 1997, February 1998, March 1998, December 1998 and March 1999 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the period. The 7% Cumulative Preferred Stock issued in August 1995 and the Convertible Promissory Note due 2001 entered into January 1996 were not included in the calculation of diluted earnings per share as such instruments were anti-dilutive during the period. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption.


9. SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was approximately $34,263,000 and $13,725,000 for the three months ended March 31, 1999 and 1998, respectively.

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

10. SEGMENT REPORTING

         The Company has one reportable segment - real estate. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 1.

         The Company evaluates performance based on net operating income from the individual properties in the segment. Selected results of operations for the three months ended March 31, 1999 and 1998 and selected asset information as of March 31, 1999 and December 31, 1998 regarding the Company's operating segment are as follows (Dollar amounts in thousands):


                                                           CORPORATE &     COMPANY
                                            TOTAL SEGMENT   OTHER(A)        TOTAL
                                            -------------  -----------     -------
TOTAL REVENUES (B):
Three months ended:
     March 31, 1999                           $  150,786    $     979     $  151,765
     March 31, 1998                               75,674        5,882         81,556

TOTAL OPERATING AND INTEREST EXPENSE (C):
Three months ended:
     March 31, 1999                           $   51,858    $  39,237     $   91,095
     March 31, 1998                               28,266       18,501         46,767

NET OPERATING INCOME (D):
Three months ended:
     March 31, 1999                           $   98,928    $ (38,258)    $   60,670
     March 31, 1998                               47,408      (12,619)        34,789

TOTAL LONG-LIVED ASSETS (E):
     March 31, 1999                           $4,140,523    $  52,923     $4,193,446
     December 31, 1998                         4,137,302       54,782      4,192,084

TOTAL ASSETS:
     March 31, 1999                           $4,158,539    $ 123,687     $4,282,226
     December 31, 1998                         4,198,099       83,885      4,281,984


----------

(A) Corporate and Other represents all corporate-level items (including interest income, interest expense and general and administrative expenses) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.



(B) Total revenues represents all revenues during the period (including the Company's earnings (loss) in real estate joint ventures). All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.



(C) Total operating and interest expense represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $25,085,000 and $10,645,000 for March 31, 1999 and 1998, respectively.


(D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note
         (C) above) for the period.

(E) Long-lived assets is composed of total investments, other deferred costs, deferred tenant receivables and certain other assets.

11. SUBSEQUENT EVENTS


         On April 12, 1999, the Company declared a distribution of $0.30 per share/unit to be paid to all stockholders and unitholders on May 28, 1999 (to stockholders and unitholders of record as of April 30, 1999).



         During May 1999, the Company entered into an agreement to restructure approximately $163.0 million of property related debt with two lenders. The restructuring involves retiring the individual property related debts and creating a single $180.0 million loan which will be cross-collateralized by six of the Company's properties. The loan will have a ten year term and will bear interest at 7.26% per annum.

ITEM 2

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included herein.


         When used in the following discussion, the words "believes", "anticipates", and similar expressions are intended to identify "forward-looking statements". The Company intends such forward looking statements to be covered by the safe harbor provisions in Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these "forward-looking statements", which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these "forward-looking statements", which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

         Cornerstone's principal source of income is rental revenues received through its investment in 87 fee simple investments, six real estate partnerships, one limited liability company, one co-tenancy agreement and one mortgage. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), One Ninety One Peachtree Associates ("191 Peachtree"), Two Twenty Two Berkeley Associates ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and Avenue Associates Limited Partnership ("Market Square") (since November 1, 1998) have been consolidated because Cornerstone has the majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. 120 Montgomery Associates, LLC ("120 Montgomery") has been consolidated because the Company has the majority interest in the economic benefits and control of the major decisions of the limited liability company. The Company has accounted for its investment in Market Square (from February 1, 1998 through October 31, 1998) and One Post using the equity method of accounting because it did or does not have sufficient control of the day to day operations of the investment.

         PROPERTY RESULTS. For the three months ended March 31, 1999 and 1998, property results can be summarized as follows (in thousands):

                                     For the three months   For the three months
                                     ended March 31, 1999   ended March 31, 1998
--------------------------------------------------------------------------------
Office and Parking Rentals                 $149,476                $75,183
Less:
  Building Operating Expenses                31,077                 17,089
  Real Estate Taxes                          19,524                 11,177
  Depreciation and Amortization              25,085                 10,645
                                           --------                -------
Total Operating Expenses                     75,686                 38,911
                                           --------                -------
Total Property Income                       $73,790                $36,272
                                           ========                =======

         The increase in property income of $37.5 million for the three months ended March 31, 1999 as compared to the same period in 1998 was due to $29.1 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998; $4.0 million from Market Square, which was consolidated starting November 1998; $3.7 million from three properties acquired subsequent to March 1998 (One Memorial Drive, $1.8 million; Wilshire Palisades, $1.2 million; and 201 California Street, $0.7 million); and a $1.5 million increase in income from Corporate 500 Centre, which was purchased at the end of January 1998. These amounts were offset by a $0.7 million decrease in income from the Frick Building, which was sold in April 1998, and by a $0.1 million decrease caused by slight variances in property income at the remaining properties.







         EARNINGS (LOSS) IN JOINT VENTURES. The earnings in joint ventures of $0.3 million for the three months ended March 31, 1999 is comprised of the Company's investments in One Post and WCP Services, Inc., which were acquired as part of the Wilson Acquisition.


         The loss in joint ventures of $0.9 million for the three months ended March 31, 1998 was due to the acquisition of the partnership interest in Market Square in January 1998. The investment in Market Square was accounted for under the equity method of accounting from February 1998 through October 1998 due to the lack of sufficient control of the day to day operations of the investment. In November 1998, the Company gained sufficient control of the investment and began consolidating this investment.






         INTEREST AND OTHER INCOME. Interest and other income decreased to approximately $2.0 million for the three months ended March 31, 1999 from approximately $7.3 million for the three months ended March 31, 1998. The decrease was due to a $5.3 million decrease in interest income from the mortgage loan and "buffer loan" on Market Square and a $0.8 million decrease in tenant alteration income. These decreases were offset by a $0.4 million increase in management and other income; a $0.2 million increase in management fee income; and a $0.2 million increase in interest earned from short-term investments.







         INTEREST EXPENSE. Interest expense incurred by Cornerstone was $34,358,000 and $15,915,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in interest expense was due to an increase of $10.6 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $6.1 million on the Revolving Credit Facility due to increased borrowings; an increase of $0.6 million on the Corporate 500 Centre loan due mainly to the property being acquired on January 28, 1998; an increase of $1.0 million on the 201 California Street and Wilshire Palisades loans due to these properties being acquired on June 3, 1998; an increase of $0.2 million on the DIHC Portfolio loans due to the sale of the Dearborn land in March 1998; and an increase of $0.1 in amortization of deferred financing costs. These increases were offset by a $0.2 million decrease in interest on the One Norwest Center loan due to the refinancing of this loan in September 1998.



         GENERAL AND ADMINISTRATIVE. The aggregate amount of Cornerstone's general and administrative expenses increased to $6,136,000 for the three months ended March 31, 1999 from $2,586,000 for the three months ended
March 31, 1998. The increase in 1999 from 1998 of $3.6 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in the Company since March 31, 1998, especially the increase in employees due to the Wilson Acquisition.



         LOSS ON SALE OF REAL ESTATE ASSETS. On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the DIHC Portfolio in October 1997) for gross proceeds of approximately $19.0 million, resulting in a loss of approximately $0.2 million).

         MINORITY INTEREST. The increase in minority interest from 1998 to 1999 of $4.7 million is due to the allocation of the Company's income to the unitholders due to the UPREIT Units issued subsequent to March 1998 for the purchase of properties as well as part of the Wilson Acquisition.


         CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. During the first quarter of 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. Pursuant to the requirements of SOP 98-5, the Company has written off all unamortized organizational costs and has recorded a cumulative effect of a change in accounting principle of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                           For the three months ended    For the three months ended
Cash flow provided by (used in):                 March 31, 1999                March 31, 1998
----------------------------------------------------------------------------------------------------
Operating activities                               $ 62,281                      $  44,429
Investing activities                                (21,888)                      (126,089)
Financing activities                                (58,174)                       112,126
Earnings to fixed charges ratio                        1.78                           2.30


         Cash provided by operating activities increased to approximately $62.3 million for the three months ended March 31, 1999 from $44.4 million for the three months ended March 31, 1998. The increase is primarily due to the cash flows from the interests in 72 properties acquired since the end of the first quarter of 1998.



         Cash used in investing activities decreased to approximately
$21.9 million for the three months ended March 31, 1999 from $126.1 million for the three months ended March 31, 1998. The decrease was primarily due to $135.0 million in cash that was paid as part of the purchase of Corporate 500 Centre on January 28, 1998, and the acquisition of the partnership interest in Market Square for $5.1 million during the first quarter of 1998. These amounts were offset by $18.8 million in net proceeds received from the sale of the Dearborn land on March 31, 1998; an increase in investments in additions to existing properties of $16.9 million versus the first quarter of 1998; and a $0.2 million decrease in the repayment of a note receivable from a related party (the note was paid off in January 1999).



         $58.2 million of cash was used in financing activities during the three months ended March 31, 1999, whereas $112.1 million of cash was provided by financing activities for the three months ended March 31, 1998. The net decrease in cash provided by financing activities of $170.3 million is due to the following: in the first quarter of 1998, the Company's secondary offering provided net cash of $247.9 million; the Company originated an $80.0 million mortgage in connection with its acquisition of Corporate 500 Centre in January 1998; mortgage loan repayments increased by $26.7 million, as the Company prepaid two property mortgages on January 4, 1999 in connection with the Wilson Acquisition; distributions to stockholders increased by $12.9 million; the Company received $2.0 million in proceeds from a dividend reinvestment plan in the first quarter of 1998; restricted cash increased by $1.3 million, as several of the property loans assumed as part of the Wilson Acquisition require payments of taxes and other deposits into escrow accounts; debt refinancing deposits increased $0.4 million;
and stock and debt issuance costs increased $0.1 million. These decreases were offset by a decrease in credit facility repayments of $172.0 million and an increase in credit facility borrowings of $29.0 million.


         The ratio of earnings to fixed charges and dividends on preferred stock decreased to 1.78 at March 31, 1999 from 2.30 at March 31, 1998 due to the increase in the Company's leverage ratio.

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

         The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to generate earnings from its recurring operations, after the payment of all administrative costs and interest expense. For cash flows from operating, financing, and investing activities in accordance with GAAP see the Condensed Consolidated Statements of Cash Flows included in the Condensed Consolidated Financial Statements which are part of this report.

         The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for the three months ended March 31, 1999 and 1998 is approximately $6,870,000 and $3,146,000, respectively, for free and deferred rental income (after adjustment for minority interest).


         The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three-month period ended March 31, 1999 and 1998, respectively (in thousands):



                                                       FUNDS FROM OPERATIONS (1)

                                                      THREE MONTHS    THREE MONTHS
                                                         ENDED           ENDED
                                                     MARCH 31, 1999  MARCH 31, 1998
                                                     --------------  --------------
Net income                                              $ 29,032       $ 22,754

NAREIT adjustments:
   Depreciation and amortization (2)                      25,085         10,645
   Minority adjustments                                     (677)          (467)
   Unconsolidated depreciation (3)                           373            863
   Cumulative effect of a change in
      accounting principle                                   630              0
   Loss on sale of real estate assets                          0            212

Other adjustments:
   Amortization on rent notes                               --              368
   Severance payments                                        247           --
   Minority interest allocated to unitholders              4,473            136
                                                        --------       --------

FUNDS FROM OPERATIONS                                   $ 59,163       $ 34,511
                                                        ========       ========

Interest expense on convertible note                         200            205
                                                        --------       --------

FUNDS FROM OPERATIONS
   (ADJUSTED FOR CONVERTIBLE DEBT)                      $ 59,363       $ 34,716
                                                        ========       ========

----------

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. Depreciation and amortization includes $1,003,000 of amortization relating to the intangible management and development company assets purchased as part of the Wilson Acquisition.

(3) The unconsolidated depreciation adjustment includes $169,000 of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

         The increase in FFO for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the acquisition of interests in 69 properties as part of the Wilson Acquisition and the acquisition of three additional properties (One Memorial Drive, 201 California Street and Wilshire Palisades) subsequent to the first quarter of 1998.

OTHER INDEBTEDNESS


         On November 3, 1998, a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank provided the Company with a $550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of March 31, 1999, $479.0 million of the facility was outstanding at a rate of approximately 6.3%. Of this amount, approximately $250 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. These swaps are considered hedges for federal income tax purposes. In addition, at March 31, 1999, there were three letters of credit totaling approximately $8.2 million outstanding at a rate of 1.40%.


STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS


         Cornerstone intends to distribute at least 95.0% of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of January 29, 1999. Both distributions were paid on February 26, 1999. On April 12, 1999, the Company declared a distribution of $0.30 per share/unit to be paid to all stockholders and unitholders on May 28, 1999 (to stockholders and unitholders of record as of April 30, 1999).


         At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY


         At March 31, 1999, the Company had approximately $44,088,000 in cash and cash equivalents and approximately $14,006,000 in restricted cash. Restricted cash includes prepaid rents and security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. Cornerstone also had $62.8 million available under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis that will cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 1999.


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

         RECENTLY ISSUED ACCOUNTING STANDARDS

         During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

         During the first quarter of 1999, the Company also adopted SOP 98-5. SOP 98-5 requires that certain costs incurred in conjunction with start-up and organizational activities be expensed. Pursuant to the requirements of SOP 98-5, the Company has written off all unamortized organizational costs and has recorded a cumulative effect of a change in accounting principle of $630,044.


         In addition, during the first quarter of 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on whether the costs of computer software developed or obtained for internal use should be capitalized or expensed. The adoption of SOP 98-1 did not have a significant effect on the Company's financial statements.


         SUBSEQUENT EVENTS

         During May 1999, the Company entered into an agreement to restructure approximately $163.0 million of property related debt with two lenders. The restructuring involves retiring the individual property related debts and creating a single $180.0 million loan which will be cross-collateralized by six of the Company's properties. The loan will have a ten year term and will bear interest at 7.26% per annum.


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

         DEVELOPMENT PROJECTS

         The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Approximately $49.4 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 50% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Approximately $1.3 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (dollar amounts in thousands) based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1999 ranged from LIBOR plus 0.5% to LIBOR plus 2.0%.


         Annual rates on advances from the Revolving Credit Facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or the Prime Rate at the Company's option. Of the total advances outstanding under the facility at March 31, 1999, $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%.


                                                                                                                     FAIR
                                1999        2000        2001        2002        2003      THEREAFTER     TOTAL       VALUE
                                ----        ----        ----        ----        ----      ----------     -----       -----
LONG-TERM DEBT:
  Fixed rate                   17,649      101,961      68,993     103,663      90,225      931,579    1,314,070  1,321,149
     Average interest rate       6.90%        7.14%       6.90%       6.84%       7.22%        7.26%

  Variable rate                58,000       55,266     491,926      47,569      16,317            -      669,078    669,078

INTEREST RATE SWAPS:
  Variable to Fixed                 -            -     250,000           -           -            -            -          -
     Average pay rate               -            -        5.07%          -           -            -            -          -
     Average receive rate           -            -        4.94%          -           -            -            -          -

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 6 to the Condensed Consolidated Financial Statements, which is specifically incorporated by reference herein.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  1) Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges

                  2)       For EDGAR filing purposes only, this report contains
                           Exhibit 27, Financial Data Schedule

                  3) Exhibit 99.1: Supplemental Information to Quarterly Earnings Release

(b)      Reports on Form 8-K:

         1.       Form 8-K/A dated March 1, 1999

                  Item 7 - Financial Statements, Pro Forma Financial
                           Information and Exhibits. Pro forma financial statements regarding the Wilson Acquisition as of and for the period ending September 30, 1998.

         2.       Form 8-K dated March 24, 1999

                  Item 5 - Supplemental information package distributed in
                           conjunction with the Fourth Quarter 1998 Earnings Release of Cornerstone Properties Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORNERSTONE PROPERTIES INC.
                              (Registrant)


                              By: /s/ JOHN S. MOODY
                                  ------------------------------
                                  John S. Moody, President & CEO

                              Date: May 17, 1999


                              By: /s/ KEVIN P. MAHONEY
                                  ------------------------------
                                  Kevin P. Mahoney, Senior Vice President and
                                     Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                              Date: May 17, 1999