Form 10-Q
period 1999-06-30
CORNERSTONE PROPERTIES INC
filed 1999-08-16
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                ---------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                     10022
                                   (Zip Code)

                                 (212) 605-7100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
----------------------------------------------------  ----------------------------------------------------
Common Stock, no par value                            New York Stock Exchange
                                                      Dusseldorf Stock Exchange
                                                      Frankfurt Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock (no par value) outstanding as of August 12, 1999: 128,414,387.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                         JUNE 30,    ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
ASSETS
Developments in progress:
  Land................................................................................   $  10,456    $   10,437
  Development costs...................................................................       6,725         2,519
Rental Property, at cost:
  Land................................................................................     661,579       702,840
  Buildings, leasehold interests and improvements.....................................   3,128,466     3,403,152
  Deferred lease costs................................................................     141,918       143,188
                                                                                        -----------  ------------
                                                                                         3,949,144     4,262,136
  Less: Accumulated depreciation and amortization.....................................     255,217       286,664
                                                                                        -----------  ------------
    Total Development and Rental Property.............................................   3,693,927     3,975,472

Assets held for sale..................................................................     350,016        77,568
Cash and cash equivalents.............................................................      32,756        61,869
Restricted cash.......................................................................       9,738         9,114
Investment in joint ventures..........................................................      31,878        31,500
Other deferred costs, net of accumulated amortization of $3,694 and $932..............      43,631        45,572
Deferred tenant receivables...........................................................      65,292        53,489
Tenant and other receivables, net.....................................................      12,497        10,326
Other assets..........................................................................      23,389        17,074
                                                                                        -----------  ------------
Total Assets..........................................................................   $4,263,124   $4,281,984
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES
Long-term debt, inclusive of $21,078 and $25,031 of unamortized premium...............   $1,519,093   $1,532,474
Credit facility.......................................................................     467,500       465,000
Accrued interest......................................................................      11,085        10,933
Accrued real estate taxes.............................................................      22,636        16,395
Accounts payable and accrued expenses.................................................      38,854        51,454
Distributions payable.................................................................          --        38,163
Unearned revenue and other liabilities................................................      34,112        23,890
                                                                                        -----------  ------------
Total Liabilities.....................................................................   2,093,280     2,138,309
                                                                                        -----------  ------------
MINORITY INTEREST
Minority interest in operating partnership............................................     285,624       283,388
Minority interest in joint ventures...................................................      23,188        23,420
                                                                                        -----------  ------------
Total Minority Interest...............................................................     308,812       306,808
                                                                                        -----------  ------------
Commitments and contingencies
Redeemable preferred stock; 344,828 shares authorized;
  0 shares issued and outstanding.....................................................          --            --
STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated value;
  65,000,000 shares authorized; 3,030,303 shares issued and outstanding...............      50,000        50,000
Common stock, no par value; 250,000,000 shares authorized;
  128,414,387 shares issued and outstanding...........................................          --            --
Paid-in capital.......................................................................   1,793,177     1,788,567
Retained earnings.....................................................................      16,309            --
Accumulated other comprehensive income................................................       4,267            --
Deferred compensation.................................................................      (2,721)       (1,700)
                                                                                        -----------  ------------
Total Stockholders' Equity............................................................   1,861,032     1,836,867
                                                                                        -----------  ------------
Total Liabilities and Stockholders' Equity............................................   $4,263,124   $4,281,984
                                                                                        -----------  ------------
                                                                                        -----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                               ENDED          ENDED         ENDED        ENDED
                                                             JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                                               1999           1998          1999         1998
                                                           -------------  -------------  -----------  -----------
REVENUES
  Office and parking rentals.............................    $ 152,174      $  81,357     $ 301,650    $ 156,540
  Earnings (loss) in joint ventures......................           77         (1,763)          382       (2,688)
  Interest and other income..............................        1,378          6,896         3,362       14,194
                                                           -------------  -------------  -----------  -----------
    Total Revenues.......................................      153,629         86,490       305,394      168,046
                                                           -------------  -------------  -----------  -----------
EXPENSES
  Building operating expenses............................       32,521         16,962        63,598       34,051
  Real estate taxes......................................       18,154         11,689        37,678       22,866
  Interest expense.......................................       34,715         15,752        69,073       31,667
  Depreciation and amortization..........................       23,808         16,214        48,893       26,859
  General and administrative.............................        6,435          2,958        12,571        5,544
                                                           -------------  -------------  -----------  -----------
    Total Expenses.......................................      115,633         63,575       231,813      120,987
                                                           -------------  -------------  -----------  -----------
                                                                37,996         22,915        73,581       47,059
                                                           -------------  -------------  -----------  -----------
OTHER EXPENSES
  Carrying value in excess of market value of assets held
    for sale.............................................       (3,753)            --        (3,753)          --
  Loss on sale of real estate assets.....................           --         (1,985)           --       (2,197)
                                                           -------------  -------------  -----------  -----------
    Total Other expenses.................................       (3,753)        (1,985)       (3,753)      (2,197)
                                                           -------------  -------------  -----------  -----------
MINORITY INTEREST
  Minority interest in operating partnership.............       (3,864)          (510)       (8,337)        (646)
  Minority interest in joint ventures....................       (1,284)        (1,168)       (2,734)      (2,210)
                                                           -------------  -------------  -----------  -----------
    Total Minority interest..............................       (5,148)        (1,678)      (11,071)      (2,856)
                                                           -------------  -------------  -----------  -----------
Income before cumulative effect of a change in
                                                           -------------  -------------  -----------  -----------
  accounting principle and extraordinary loss............       29,095         19,252        58,757       42,006
                                                           -------------  -------------  -----------  -----------
Cumulative effect of a change in accounting principle....           --             --          (630)          --
Extraordinary loss.......................................       (3,355)            --        (3,355)          --
                                                           -------------  -------------  -----------  -----------
Net income...............................................    $  25,740      $  19,252     $  54,772    $  42,006
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Income applicable to preferred stock.....................    $    (875)     $    (875)    $  (1,750)   $  (1,750)
                                                           -------------  -------------  -----------  -----------
Income applicable to common stock........................    $  24,865      $  18,377     $  53,022    $  40,256
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Income before cumulative effect of a change in accounting
 principle and extraordinary loss per common share.......    $    0.22      $    0.18     $    0.44    $    0.42
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Cumulative effect of a change in accounting principle and
 extraordinary loss per common share.....................    $   (0.03)     $      --     $   (0.03)   $      --
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Basic income per common share............................    $    0.19      $    0.18     $    0.41    $    0.42
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Diluted income per common share..........................    $    0.19      $    0.18     $    0.41    $    0.42
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                               ENDED          ENDED         ENDED        ENDED
                                                             JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                                               1999           1998          1999         1998
                                                           -------------  -------------  -----------  -----------
Net income...............................................    $  25,740      $  19,252     $  54,772    $  42,006
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------
Other comprehensive income:
  Unrealized gain on interest rate swaps during the
    period...............................................        2,182             --         4,267           --
                                                           -------------  -------------  -----------  -----------
  Other comprehensive income.............................        2,182             --         4,267           --
                                                           -------------  -------------  -----------  -----------
Comprehensive income.....................................    $  27,922      $  19,252     $  59,039    $  42,006
                                                           -------------  -------------  -----------  -----------
                                                           -------------  -------------  -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          SIX MONTHS   SIX MONTHS
                                                                                             ENDED        ENDED
                                                                                           JUNE 30,     JUNE 30,
                                                                                             1999         1998
                                                                                          -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................   $  54,772    $  42,006
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................      47,995       26,921
    Deferred compensation amortization..................................................         739          510
    Share of net (income) loss in real estate joint ventures............................        (381)       2,688
    Cumulative effect of a change in accounting principle...............................         630           --
    Extraordinary loss..................................................................       3,355           --
    Unbilled rental revenue.............................................................     (13,692)      (6,433)
    Increase in accrued interest........................................................         152        2,904
    Minority interest share of income...................................................      11,071        2,856
    Loss on sale of real estate assets..................................................          --        2,197
    Carrying value in excess of market value of assets held for sale....................       3,753           --
    Increase in tenant and other receivables and other assets...........................      (4,846)        (233)
    Increase in accounts payable, accrued expenses and other liabilities................       2,600        7,563
                                                                                          -----------  -----------
    Total adjustments...................................................................      51,376       38,973
                                                                                          -----------  -----------
    Net cash provided by operating activities...........................................     106,148       80,979
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to investment property......................................................     (38,366)    (195,658)
  Repayment of notes receivable.........................................................         134          739
  Repayment of mortgage notes receivable................................................          --          940
  Investment in notes receivable........................................................          --      (78,600)
  Investments in real estate joint ventures.............................................          --       (5,065)
  Proceeds from sale of real estate assets..............................................          --       45,538
                                                                                          -----------  -----------
    Net cash used in investing activities...............................................     (38,232)    (232,106)
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering...................................................          --      262,344
  Borrowings under mortgage loans.......................................................     180,000       80,000
  Borrowings under credit facility......................................................      72,000      126,000
  Repayments under credit facility......................................................     (69,500)    (238,000)
  Repayments under mortgage loans.......................................................    (189,427)        (921)
  Proceeds from dividend reinvestment plan..............................................       1,230        3,771
  Debt prepayment costs.................................................................      (4,915)          --
  Increase in restricted cash...........................................................        (624)      (4,721)
  Stock and debt issuance costs.........................................................      (1,926)     (14,751)
  Option exercise.......................................................................       1,827           --
  Distributions to minority partners....................................................     (12,739)      (3,124)
  Distributions to common stockholders..................................................     (72,955)     (55,483)
                                                                                          -----------  -----------
    Net cash (used in) provided by financing activities.................................     (97,029)     155,115
                                                                                          -----------  -----------
(Decrease) increase in cash and cash equivalents........................................     (29,113)       3,988
Cash and cash equivalents, beginning of period..........................................      61,869       24,730
                                                                                          -----------  -----------
Cash and cash equivalents, end of period................................................   $  32,756    $  28,718
                                                                                          -----------  -----------
                                                                                          -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 96 Class A office buildings comprising nearly 21 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in twelve major metropolitan areas throughout the United States: Atlanta, Boston, Charlotte, suburban Chicago, Denver, Minneapolis, New York City, Phoenix, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of June 30, 1999, Cornerstone owned, directly or indirectly, approximately 86.3% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

GENERAL

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three and six month periods presented have been included. Results for the three and six months ended June 30, 1999 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

ASSETS HELD FOR SALE

    Included in Assets held for sale are 12 properties, which are currently held for sale by the Company. The Properties are valued at approximately $350,016 million, the lower of the carrying amount or the fair value less estimated costs to sell. The Company has recorded a $3.7 million write down on four of these assets which represents the difference between the carrying value of these assets and their expected selling price less costs to sell. The Company discontinues the recognition of depreciation on the assets when the property is considered held for sale.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the June 30, 1999 financial statement presentation.

OTHER DEFERRED COSTS

    Costs incurred in the underwriting and issuance of long-term debt and revolving lines of credit are being amortized over the term of the debt. As part of the acquisition of the DIHC Portfolio (see Note 2), the Company purchased several management contracts to which Stichting Pensioenfonds Voor de Gezondheid Geestelijke en Maatschappelijke Belangen ("PGGM") was a party. The price paid for these contracts is being amortized over four years. Included in Other Deferred Costs is the purchase price for the intangible management and development company assets that were acquired as part of the Wilson Acquisition which are being amortized over a term of ten years (see Note 2).

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

MINORITY INTEREST

    Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of June 30, 1999 amounted to 13.7%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of June 30, 1999, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 20,333,607 and as of such date, no UPREIT Units have been redeemed for shares of Common Stock.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During 1999, the Company entered into and subsequently amended swaps that effectively fixed the rate on $250.0 million of the amount outstanding on the Company's Revolving Credit Facility at 6.47% for 1999 and 5.41% through the maturity of the swaps in December 2000. The swaps have been designated as "cash flow hedges" within the meaning defined in SFAS 133. Per the applicable requirements of SFAS 133, the swaps were marked to fair value and recorded as assets on the Company's balance sheet. A corresponding adjustment was posted to a separate component of stockholder's equity through Other Comprehensive Income as defined in Statement of Financial Accounting Standards No. 130. These swaps are considered hedges for federal income tax purposes.

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

2. PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at June 30, 1999:

                                                        TOTAL      CORNERSTONE
MARKET NAME                                           RENTABLE      INTEREST       YEAR
  PROPERTY                                           SQUARE FEET       (A)      CONSTRUCTED   OCCUPANCY     NOTES
--------------------------------------------------  -------------  -----------  -----------  -----------  ---------
BOSTON, MASSACHUSETTS
  Sixty State Street..............................       823,014       100.0%      1979            100%           B
  500 Boylston Street.............................       714,513        91.5%      1988            100%           D
  222 Berkeley Street.............................       530,884        91.5%      1991            100%           D
  125 Summer Street...............................       463,691       100.0%      1989             94%
  One Memorial Drive..............................       352,764       100.0%      1985            100%           C
                                                    -------------                            -----------
  MARKET TOTAL....................................     2,884,866                                    99%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings)...........................       514,704       100.0%    1982-1987          84%           E
  Peninsula Office Park (7 buildings).............       492,044       100.0%    1971-1998          98%           E
  Seaport Centre..................................       463,418       100.0%      1988            100%           E
  Bay Park Plaza (2 buildings)....................       257,058       100.0%    1985-1998         100%           E
  One Bay Plaza...................................       176,533       100.0%      1979             90%           E
  Belmont Shores..................................       141,643       100.0%      1983             97%           E
  1300 South El Camino............................        84,441       100.0%      1986             98%           E
  66 Bovet........................................        43,968       100.0%      1968             97%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................     2,173,809                                    95%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings)..................       329,357       100.0%    1985-1987          97%           E
  ADP Plaza (2 buildings).........................       299,627       100.0%    1987-1989          99%           E
  PeopleSoft Plaza................................       277,502       100.0%      1984            100%           E
  Norris Tech Center (3 buildings)................       260,513       100.0%    1984-1990          97%           E
  Golden Bear Center..............................       160,587       100.0%      1986            100%           E
  2700 Ygnacio Valley Road........................       103,214       100.0%      1984             96%           E
  Park Plaza......................................        87,040       100.0%      1986            100%           E
  1600 South Main.................................        83,277       100.0%      1983            100%           E
  Foothill Corporate Center.......................        70,355       100.0%      1982             97%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,671,472                                    98%

ATLANTA, GEORGIA
  191 Peachtree Street............................     1,215,288        80.0%      1991             97%         D,F
  200 Galleria....................................       432,698       100.0%      1985             95%           D
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,647,986                                    97%

                                                        TOTAL      CORNERSTONE
MARKET NAME                                           RENTABLE      INTEREST       YEAR
  PROPERTY                                           SQUARE FEET       (A)      CONSTRUCTED   OCCUPANCY     NOTES
--------------------------------------------------  -------------  -----------  -----------  -----------  ---------
SEATTLE, WASHINGTON
  Washington Mutual Tower (3 buildings)...........     1,154,560        50.0%      1988             99%           G
  110 Atrium Place................................       215,172       100.0%      1981            100%           E
  Island Corporate Center.........................       100,075       100.0%      1987             89%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,469,807                                    99%

SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings)..................       354,360       100.0%    1971-1999          98%         E,H
  10 Almaden......................................       293,526       100.0%      1989            100%           E
  Pruneyard Shopping Center.......................       252,210       100.0%      1970s            89%           E
  Embarcadero Place (4 buildings).................       192,081       100.0%      1984            100%           E
  Pruneyard Inn...................................        94,500       100.0%      1989                         E,I
  First American Plaza............................        82,596       100.0%      1971             96%           E
  490 California..................................        24,539       100.0%      1985            100%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,293,812                                    97%

DENVER, COLORADO
  One Norwest Center..............................     1,187,852       100.0%      1983             97%
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,187,852                                    97%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street...........................       418,751        66.7%      1955             96%           E
  One Post........................................       388,055        50.0%      1969            100%           E
  201 California Street...........................       240,230       100.0%      1980            100%           J
  188 Embarcadero.................................        85,183       100.0%      1985             99%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,132,219                                    98%

MINNEAPOLIS, MINNESOTA
  Norwest Center..................................     1,117,439        50.0%      1988            100%           K
                                                    -------------                            -----------
  MARKET TOTAL....................................     1,117,439                                   100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings).....................       688,709        70.0%      1990             99%         D,L
  99 Canal Center.................................       137,945       100.0%      1986             98%           D
  TransPotomac Plaza 5............................        96,278       100.0%      1983             92%           D
  11 Canal Center.................................        70,365       100.0%      1986             96%           D
                                                    -------------                            -----------
  MARKET TOTAL....................................       993,297                                    98%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings)..............       679,039       100.0%    1986/1990          98%           M
  One Lincoln Centre..............................       297,040       100.0%      1986             92%
                                                    -------------                            -----------
  MARKET TOTAL....................................       976,079                                    96%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
  West Wilshire (2 buildings).....................       235,787       100.0%    1960-1976          94%           E
  Wilshire Palisades..............................       186,714       100.0%      1981            100%           J
  Janss Court.....................................       125,709       100.0%      1989            100%         E,N
  Searise Office Tower............................       122,292       100.0%      1975             97%           E
  Commerce Park...................................        94,367       100.0%      1977             78%         E,O
  429 Santa Monica................................        82,284       100.0%      1982             67%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       847,153                                    92%

                                                        TOTAL      CORNERSTONE
MARKET NAME                                           RENTABLE      INTEREST       YEAR
  PROPERTY                                           SQUARE FEET       (A)      CONSTRUCTED   OCCUPANCY     NOTES
--------------------------------------------------  -------------  -----------  -----------  -----------  ---------
ORANGE COUNTY, CALIFORNIA
  Bixby Ranch.....................................       277,289       100.0%      1987             98%           E
  18301 Von Karman................................       219,508       100.0%      1991             89%           E
  2677 North Main.................................       213,318       100.0%      1987             91%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       710,115                                    93%

CHARLOTTE, NORTH CAROLINA
  Charlotte Plaza.................................       612,728       100.0%      1982             99%           D
                                                    -------------                            -----------
  MARKET TOTAL....................................       612,728                                    99%

ARIZONA
  Gateway (2 buildings)...........................       212,222       100.0%    1984-1985          97%           E
  Biltmore Lakes..................................       207,434       100.0%      1982             98%           E
  Scottsdale Centre...............................       166,382       100.0%      1985             94%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       586,038                                    96%

SAN DIEGO, CALIFORNIA
  Centerside II...................................       287,029       100.0%      1987             88%           E
  Crossroads......................................       133,553       100.0%      1983            100%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       420,582                                    92%

LOS ANGELES, CALIFORNIA
  700 North Brand.................................       202,531       100.0%      1981             94%           E
  Tri-Center Plaza................................       141,732       100.0%      1990             99%           E
  Warner Park Center..............................        57,366       100.0%      1986            100%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       401,629                                    97%

NEW YORK CITY, NEW YORK
  527 Madison Avenue..............................       215,332       100.0%      1986            100%
  Tower 56........................................       163,633       100.0%      1983            100%           P
                                                    -------------                            -----------
  MARKET TOTAL....................................       378,965                                   100%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings).................       118,990       100.0%      1990             88%           E
  Agoura Hills....................................       115,265       100.0%      1987             90%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       234,255                                    89%

OTHER REGIONS
  U.S. West (Murray, Utah)........................       136,608       100.0%      1985             78%           E
  Exposition Centre (Sacramento, California)......        72,971       100.0%      1984             70%           E
                                                    -------------                            -----------
  MARKET TOTAL....................................       209,579                                    75%
                                                    -------------                            -----------

  TOTAL PORTFOLIO                                     20,949,682                                    97%
  Minority Interest Adjustment (Q)................      (726,317)
                                                    -------------                            -----------
  CORNERSTONE PORTFOLIO...........................    20,223,365                                    97%
  Adjustment For Pruneyard Inn....................       (94,500)
                                                    -------------
  CORNERSTONE OFFICE PORTFOLIO....................    20,128,865
                                                    -------------
                                                    -------------

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

       The second mortgage, which the Company holds, is collarteralized only by the improvements on Sixty State Street. Title to the improvements is owned by Sixty State Street Trust, the ground lessee under a ground lease that expires on December 28, 2067. The lease payments on the ground lease are $398,896 per annum throughout the term.

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

    (E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 94,500 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area.

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

    (G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the six months ended June 30, 1999, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

    (H) Pruneyard Place construction was completed and occupied on April 1, 1999. The building was entirely pre-leased.

    (I) The Pruneyard Inn is a three-story hotel. An expansion was completed in May 1999, increasing the number of rooms from 118 to 172.

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

    (K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the six months ended June 30, 1999, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 74.3%.

    (L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the six months ended June 30, 1999, the Company received 100% of the cash flow from the Property. On November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

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

4. LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of June 30, 1999, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).

PROPERTY                          AMORTIZATION     INTEREST RATE (A)   MATURITY DATE    6/30/99       12/31/98
------------------------------  ----------------  -------------------  -------------  ------------  ------------
One and Two Gateway...........  25 year                         6.90%      Dec-1999   $      8,529  $      8,679
Seaport Centre................  Interest only        LIBOR plus 1.50%      Dec-1999         58,000        58,000
The Pruneyard.................  24 year              LIBOR plus 2.00%      Mar-2000         58,974        49,384
Scottsdale Centre.............  25 year                         6.90%      Jul-2000          7,649         7,745
TransPotomac Plaza 5 and......  Interest only                   7.28%      Oct-2000         65,000        65,000
  Charlotte Plaza (B)
Convertible Promissory Note...  Interest only            8.11%max (D)      Jan-2001         12,926        12,926
  due 2001 (C)
Searise Office Tower..........  25 year                         6.90%      Jan-2002         11,737        11,864
West Wilshire Office..........  25 year                         6.90%      Jan-2002         17,117        17,301
  and Medical
Exposition Centre.............  25 year                         6.90%      May-2002          5,145         5,200
Wilshire Palisades............  22 year                         6.70%      Jul-2002         29,479        29,902
120 Montgomery Street.........  24 year              LIBOR plus 1.40%      Nov-2002         47,756        46,930
1300 South El Camino..........  23 year                         6.90%      Dec-2002          3,954         4,007
125 Summer Street (E).........  Interest only                   7.20%      Jan-2003         50,000        50,000
                                (F)
Tower 56 (E)..................  30 year                         7.67%      May-2003         17,463        17,548
Norris Tech Center............  25 year              LIBOR plus 1.65%      Dec-2003         16,239        16,392
Peninsula Office Park 4 (E)...  25 year                         6.90%      Feb-2004          5,380         5,436
Peninsula Office Park.........  25 year                         6.90%      Feb-2004         55,616        54,806
  1, 3, 5, 6, 8 & 9 (E)
110 Atrium Place..............  30 year                         6.90%      Mar-2004         21,689        21,838
Embarcadero Place (E).........  20 year                         6.90%      Apr-2004         25,680        26,061
10 Almaden (E)................  25 year                         6.90%      Apr-2004         33,550        33,885
527 Madison Avenue and........  Interest only                   7.47%      Oct-2004         65,000        65,000
  One Lincoln Centre (B)
Sixty State Street............  30 year                         6.84%      Jan-2005         86,573        87,627
201 California Street.........  30 year                         6.70%      Mar-2005         32,865        33,071
Island Corporate Center.......  30 year                         6.90%      Apr-2005         13,239        13,294
Washington Mutual Tower.......  Interest only                   7.53%      Nov-2005         79,100        79,100
Agoura Hills..................  25 year                         6.90%      Dec-2005         12,168        12,328
Janss Court...................  30 year                         6.90%      Dec-2005         18,543        18,723
Norwest Center................  Interest only                   8.74%      Dec-2005        110,000       110,000
Bayhill 4, 5, 6 & 7...........  25 year                         6.90%      Dec-2006         58,429        59,071
66 Bovet......................  22 year                         6.90%      Apr-2007          3,888         3,939
Market Square (G) and.........  Interest only                   7.54%      Oct-2007        120,000       120,000
  200 Galleria (B)
One Norwest Center............  30 year                         6.90%      Oct-2008         97,827        98,252
Corporate 500 Centre..........  25 year                         6.66%      Nov-2008         89,166        89,765
188 Embarcadero (H)...........  25 year                         7.26%      Aug-2009         15,700         9,135
Golden Bear Center (H)........  25 year                         7.26%      Aug-2009         20,600        15,753
Centerside II (H).............  25 year                         7.26%      Aug-2009         24,400        13,818
700 North Brand (H)...........  25 year                         7.26%      Aug-2009         27,100        18,108
Bixby Ranch (H)...............  25 year                         7.26%      Aug-2009         28,700        20,243

PROPERTY                          AMORTIZATION     INTEREST RATE (A)   MATURITY DATE    6/30/99       12/31/98
------------------------------  ----------------  -------------------  -------------  ------------  ------------
One Memorial (H)..............  25 year                         7.26%      Aug-2009         63,500             0
Other loans...................  Various                       Various       Various            412           597
18301 Von Karman (I)..........                --                   --            --             --        10,647
1600 South Main (I)...........                --                   --            --             --         5,038
Biltmore Lakes (I)............                --                   --            --             --        11,468
Belmont Shores (I)............                --                   --            --             --         9,839
2677 North Main (I)...........                --                   --            --             --        10,774
2700 Ygnacio Valley Road (I)..                --                   --            --             --         5,035
Westlake Spectrum (I).........                --                   --            --             --         3,993
Park Plaza (I)................                --                   --            --             --         4,940
Warner Park Center (I)........                --                   --            --             --         5,213
429 Santa Monica (I)..........                --                   --            --             --        10,176
Crossroads (I)................                --                   --            --             --         7,339
Westlake Spectrum II (I)......                --                   --            --             --         5,284
Two ADP Plaza (J).............                --                   --            --             --        13,400
Two Corporate Centre (J)......                --                   --            --             --        18,600
                                                  -------------------  -------------  ------------  ------------
Total Debt....................                               7.18%(K)   5.93 yrs(K)   $  1,519,093  $  1,532,474
                                                                                      ------------  ------------
                                                                                      ------------  ------------

--------------------------

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

    (D) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

    (E) During June 1999 the Company entered into an agreement to restructure approximately $220.6 million of the individual property related debt with Northwestern Mutual Life Insurance Company. The restructuring involves retiring the individual property related debt and creating a single $275.0 million loan which will be cross-collateralized by five of the Company's properties. The loan will have a ten year term and will bear interest at 7.23%.

    (F) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter.

    (G) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

    (H) The six notes arising from the restructuring of certain debt with Prudential Insurance of America and Northwestern Mutual Life Insurance Company are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

    (I) These 12 notes were prepaid as part of the Prudential Insurance of America and Northwestern Mutual Life Insurance Company restructuring, see note (H) above. All the notes had a mark to market interest rate of 6.9% and maturity dates ranging from April 2000 to March 2003.

    (J) On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre.

    (K) Weighted-average interest rate and maturity of the Company's long-term debt.

    The combined aggregate amount of maturities for all long-term borrowings for 1999 through 2003 are $66,529,000, $131,623,000, $12,926,000, $115,188,000 and
$83,702,000, respectively.

    Since most of the long-term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

5. CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.80% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of June 30, 1999, $467.5 million of the facility was outstanding at a rate of approximately 6.4%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. In addition, at June 30, 1999, there were two letters of credit totaling $10.5 million ($5.5 million of which is with Summit Bank) outstanding at a rate of 1.40%. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 60.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter;
(iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.22 to 1.00. The above terms reflect an amendment to the Revolving Credit Facility that occurred during 1999. The amendment allowed the Company to increase its leverage from 55.0% to 60.0% in (ii) above. The Company also increased its ability to enter into mortgage debt under (v) above by decreasing the ratio from 2.5 to 2.22 to 1.00.

6. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material effect on the financial position, results of operations or cash flows of the Company.

    The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Through June 30, 1999, approximately $66.5 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 40.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

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

    The following tables summarize the stock options and restricted stock grants for certain employees of the Company as of June 30, 1999:

STOCK OPTIONS

                            OPTIONS GRANTED  EXERCISE PRICE                         OPTIONS      OPTIONS      OPTIONS
      DATE OF GRANT         (NO. OF SHARES)    (PER SHARE)         VESTING         EXERCISED    FORFEITED   EXERCISABLE
--------------------------  ---------------  ---------------  ------------------  -----------  -----------  -----------
August, 1995..............       637,500                        33.3%/yr, 10yr
                                                $   14.30            term             75,000                   562,500
October, 1995.............       150,000                        33.3%/yr, 10yr
                                                $   14.30            term             10,500                   139,500
March, 1997...............       880,000                        33.3%/yr, 10yr
                                                $   14.50            term             52,000                   534,666
November, 1997............        70,000                        33.3%/yr, 10yr
                                                $   18.44            term                  0                    23,333
February, 1998............        70,000                        33.3%/yr, 10yr
                                                $   18.13            term                  0                    23,333
February, 1998............       595,000                        33.3%/yr, 10yr
                                                $   18.25            term                  0       26,667      198,333
March, 1998...............       200,000                        33.3%/yr, 10yr
                                                $   18.25            term                  0      133,334       66,666
December, 1998............     3,000,000                        33.3%/yr, 10yr
                                                $   17.25            term                  0       22,933            0
January, 1999.............        20,000                        33.3%/yr, 10yr
                                                $   17.25            term                  0                         0
February, 1999............        10,000                        33.3%/yr, 10yr
                                                $   17.25            term                  0                         0
June, 1999................        10,000                        33.3%/yr, 10yr
                                                $   17.25            term                  0                         0

RESTRICTED STOCK GRANTS

                 SHARES GRANTED    VALUE AT GRANT
 DATE OF GRANT   (NO. OF SHARES)  DATE (PER SHARE)                             VESTING (A)
---------------  ---------------  -----------------  ---------------------------------------------------------------
August, 1995...       167,622         $   14.30      The grant will fully vest with respect to 13.333% on June 30,
                                                     1996, 1997, 1998, 1999 and with respect to 46.668% on June 30,
                                                       2000.
March, 1997....       100,000         $   16.40      The grant will fully vest with respect to 13.333% on June 30,
                                                     1998, 1999, 2000, 2001 and with respect to 46.668% on June 30,
                                                       2002.
November,              12,500         $   18.44      The grant will fully vest with respect to 13.333% on June 30,
1997...........                                      1998, 1999, 2000, 2001 and with respect to 46.668% on June 30,
                                                       2002.
March, 1998....        12,500         $   18.13      The grant will fully vest with respect to 13.333% on March 15,
                                                     1999, 2000, 2001, 2002 and with respect to 46.668% on March 15,
                                                       2003.
March, 1998....        19,178         $   18.25      The grant will fully vest with respect to 13.333% on March 15,
                                                     1999 and with respect to 86.667% on December 31, 1999.
February,             113,550         $   15.50      The grant will fully vest on February 1, 2004.
1999...........

------------------------------

(A) Deferred compensation of approximately $6,252,000 is being amortized according to the respective amortization schedule for each vesting period noted above, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

8. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    A cash dividend and Unitholder distribution of $0.30 per share was declared for the second quarter of 1999 and paid on May 28, 1999, to Common Stockholders and Unitholders of record as of April 30, 1999.

9. NET INCOME PER COMMON SHARE

    The table below sets forth the calculation of net income per common share for the three and six months ended June 30, 1999 and 1998 (Dollar amounts in thousands, except per share amounts):

                                                                                 THREE MONTHS ENDED
                                                                        JUNE 30,1999           JUNE 30, 1998
                                                                   ----------------------  ----------------------
                                                                     BASIC      DILUTED      BASIC      DILUTED
                                                                   ----------  ----------  ----------  ----------
Proceeds upon exercise of options................................  $       --  $   22,045  $       --  $   40,940
Market price of shares
  Average for the respective period..............................  $       --  $    16.06  $       --  $    17.58
Treasury shares that could be Repurchased (options)..............          --       1,373          --       2,329
Option shares outstanding........................................          --       1,530          --       2,592
Weighted common stock equivalent shares (excess shares under
 option over Treasury shares that could be repurchased)..........          --         157          --         299
Weighted average common shares Outstanding.......................     128,260     128,260     100,462     100,462
                                                                   ----------  ----------  ----------  ----------
Adjusted weighted average common Shares outstanding..............     128,260     128,417     100,462     100,761

Net income for the period........................................  $   25,740  $   25,740  $   19,252  $   19,252
Income applicable to Preferred stock.............................  $     (875) $     (875) $     (875) $     (875)
                                                                   ----------  ----------  ----------  ----------
Net income applicable to Common shares...........................  $   24,865  $   24,865  $   18,377  $   18,377
Income per common share..........................................  $     0.19  $     0.19  $     0.18  $     0.18

                                                                                  SIX MONTHS ENDED
                                                                        JUNE 30,1999           JUNE 30, 1998
                                                                   ----------------------  ----------------------
                                                                     BASIC      DILUTED      BASIC      DILUTED
                                                                   ----------  ----------  ----------  ----------
Proceeds upon exercise of options................................  $       --  $   22,045  $       --  $   40,940
Market price of shares
  Average for the respective period..............................  $       --  $    15.66  $       --  $    18.00
Treasury shares that could be Repurchased (options)..............          --       1,408          --       2,274
Option shares outstanding........................................          --       1,530          --       2,592
Weighted common stock equivalent shares (excess shares under
 option over Treasury shares that could be repurchased)..........          --         122          --         331
Weighted average common shares Outstanding.......................     128,260     128,260      96,653      96,653
                                                                   ----------  ----------  ----------  ----------
Adjusted weighted average common Shares outstanding..............     128,260     128,382      96,653      96,984

Net income for the period........................................  $   54,772  $   54,772  $   42,006  $   42,006
Income applicable to Preferred stock.............................  $   (1,750) $   (1,750) $   (1,750) $   (1,750)
                                                                   ----------  ----------  ----------  ----------
Net income applicable to Common shares...........................  $   53,022  $   53,022  $   40,256  $   40,256
Income per common share..........................................  $     0.41  $     0.41  $     0.42  $     0.42

    The stock options issued in November 1997, February 1998, March 1998, December 1998 January 1999, February 1999 and June 1999 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the three and six month periods. The 7% Cumulative Preferred Stock issued in August 1995 and the Convertible Promissory Note due 2001 entered into January 1996 were not included in the calculation of diluted earnings per share as such instruments were anti-dilutive during the three and six month periods. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption.

10. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $72,641,000 and $28,792,000 for the six months ended June 30, 1999 and 1998, respectively.

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

    On June 23, 1999, in conjunction with the restructuring of property-related debt with Prudential Insurance of America and Northwestern Mutual Life Insurance Company, the Company incurred an extraordinary loss of approximately $3,355,000, of which approximately $1,560,000 represents the unamortized premium/discounts associated with various debt instruments that were assumed as part of the Wilson Acquisition.

11. SEGMENT REPORTING

    The Company has one reportable segment--real estate. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 1.

    The Company evaluates performance based on net operating income from the individual properties in the segment. Selected results of operations for the three and six months ended June 30, 1999 and 1998 and selected asset information as of June 30, 1999 and December 31, 1998 regarding the Company's operating segment are as follows (Dollar amounts in thousands):

                                                                                        CORPORATE &     COMPANY
                                                                         TOTAL SEGMENT    OTHER(A)       TOTAL
                                                                         -------------  ------------  ------------
TOTAL REVENUES (B):
Three months ended:
  June 30, 1999........................................................   $   153,128    $      501   $    153,629
  June 30, 1998........................................................        79,952         6,538         86,490
Six months ended:
  June 30, 1999........................................................       303,914         1,480        305,394
  June 30, 1998........................................................       155,626        12,420        168,046

TOTAL OPERATING AND INTEREST EXPENSE (C):
Three months ended:
  June 30, 1999........................................................   $    52,588    $   39,237   $     91,825
  June 30, 1998........................................................        28,651        18,710         47,361
Six months ended:
  June 30, 1999........................................................       104,446        78,474        182,920
  June 30, 1998........................................................        56,917        37,211         94,128

NET OPERATING INCOME (D):
Three months ended:
  June 30, 1999........................................................   $   100,540    $  (38,736)  $     61,804
  June 30, 1998........................................................        51,301       (12,172)        39,129
Six months ended:
  June 30, 1999........................................................       199,468       (76,994)       122,474
  June 30, 1998........................................................        98,709       (24,791)        73,918

TOTAL LONG-LIVED ASSETS (E):
  June 30, 1999........................................................   $ 4,141,114    $   47,780   $  4,188,894
  December 31, 1998....................................................     4,137,302        54,782      4,192,084

TOTAL ASSETS:
  June 30, 1999........................................................   $ 4,148,989    $  114,135   $  4,263,124
  December 31, 1998....................................................     4,198,099        83,885      4,281,984

------------------------

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

(C) Total operating and interest expense represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $23,808,000 and $16,214,000 and $48,893,000 and
    $26,859,000 for the three and six months ended June 30, 1999 and 1998, respectively.

(D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note (C) above) for the period.

(E) Long-lived assets is composed of total rental property, assets held for sale, investments in joint ventures, other deferred costs, deferred tenant receivables and certain other assets.

12. SUBSEQUENT EVENTS

    On July 9, 1999, the Company declared a distribution of $0.30 per share/unit to be paid to all stockholders and unitholders on August 31, 1999 (to stockholders and unitholders of record as of July 30, 1999).

    On August 4, 1999, the Company paid a dividend of $1.155 per share to all preferred stockholders of record as of July 30, 1999.

ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included herein.

    When used in the following discussion, the words "believes", "anticipates", and similar expressions are intended to identify "forward-looking statements". The Company intends such forward-looking statements to be covered by the safe harbor provisions in Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these "forward-looking statements", which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these "forward-looking statements", which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    PROPERTY RESULTS. For the three and six months ended June 30, 1999 and 1998, property results can be summarized as follows (in thousands):

                                                        FOR THE THREE  FOR THE THREE   FOR THE SIX    FOR THE SIX
                                                        MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                        JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999  JUNE 30, 1998
                                                        -------------  -------------  -------------  -------------
Office and Parking Rentals............................   $   152,174    $    81,357    $   301,650    $   156,540
Less:
  Building Operating Expenses.........................        32,521         16,962         63,598         34,051
  Real Estate Taxes...................................        18,154         11,689         37,678         22,866
  Depreciation and Amortization.......................        23,808         16,214         48,893         26,859
                                                        -------------  -------------  -------------  -------------
Total Operating Expenses..............................        74,483         44,865        150,169         83,776
                                                        -------------  -------------  -------------  -------------
Total Property Income.................................   $    77,691    $    36,492    $   151,481    $    72,764
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    The increase in property income of $41.2 million for the three months ended June 30, 1999 as compared to the same period in 1998 was due to $31.2 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998; $4.1 million from Market Square, which was consolidated starting November 1998; $2.9 million increase from 60 State Street due to increased rental rates and other adjustments; $1.8 million from three properties acquired in the second quarter of 1998 (One Memorial Drive, $0.3 million; Wilshire Palisades, $0.9 million; and 201 California Street, $0.6 million); and a $1.2 million increase in income from One Norwest Center due to increased rental rates.

    The increase in property income of $78.7 million for the six months ended June 30, 1999 as compared to the same period in 1998 was due to $60.4 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998; $8.1 million from Market Square, which was consolidated starting November 1998; $5.5 million from three properties acquired in the second quarter of 1998 (Wilshire Palisades, $2.2 million; One Memorial Drive, $2.1 million; and 201 California Street, $1.2 million); a $1.6 million increase in income from Washington Mutual Tower due to increased rental rates; a $1.6 million increase in income from Corporate 500 Centre, which was purchased at the end of January 1998; a $1.4 million increase in income from One Norwest Center due to increased rental rates; and a $0.9 million increase caused by slight variances in property income at the remaining properties. These amounts were offset by a $0.8 million decrease in income from the Frick Building, which was sold in April 1998.

    EARNINGS (LOSS) IN JOINT VENTURES.

    The earnings in joint ventures of $0.1 million and $0.4 million for the three and six months ended June 30, 1999, respectively, is comprised of the Company's investments in One Post and WCP Services, Inc., which were acquired as part of the Wilson Acquisition.

    The loss in joint ventures of $1.8 million and $2.7 million for the three and six months ended June 30, 1998 was due to the acquisition of the partnership interest in Market Square in January 1998. The investment in Market Square was accounted for under the equity method of accounting from February 1998 through October 1998 due to the lack of sufficient control of the day to day operations of the investment. In November 1998, the Company gained sufficient control of the investment and began consolidating this investment.

    INTEREST AND OTHER INCOME.

    Interest and other income decreased to approximately $1.4 million for the three months ended June 30, 1999 from approximately $6.9 million for the three months ended June 30, 1998. The decrease was due to a $5.6 million decrease in interest income from the mortgage loan and "buffer loan" on Market Square, a $0.3 million decrease in tenant alteration income, and a $0.2 million decrease in interest earned from short-term investment. These decreases were offset by a $0.6 million increase in management and other income.

    Interest and other income decreased to approximately $3.4 million for the six months ended June 30, 1999 from approximately $14.2 million for the six months ended June 30, 1998. The decrease was due to a $10.8 million decrease in interest income from the mortgage loan and "buffer loan" on Market Square and a $1.2 million decrease in tenant alteration income. These decreases were offset by a $1.0 million increase in other income and $0.2 million increase in management fee income.

    INTEREST EXPENSE.

    Interest expense incurred by Cornerstone was $34.7 million and $15.7 million for the three months ended June 30, 1999 and 1998, respectively. The increase in interest expense was due to an increase of $11.0 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $7.1 million on the Revolving Credit Facility due to increased borrowings; an increase of $0.6 million on the 201 California Street and Wilshire Palisades loans due to these properties being acquired on June 3, 1998; an increase of $0.2 in amortization of deferred financing costs; an increase of $0.1 million on the

Corporate 500 Centre loan due to the $10.0 million that was added to the principal balance as a result of the refinancing in October 1998; and an increase of $0.1 million related to One Memorial Drive, which is included in the new $180.0 million loan that was completed in May 1999 (see "Mortgage Indebtedness" below). One Memorial Drive was unencumbered during the three months ended June 30, 1998. These increases were offset by a $0.1 million decrease in One Norwest Center interest expense, due to the lower interest rate negotiated as part of the refinancing of this loan that occurred in September 1998.

    Interest expense incurred by Cornerstone was $69.1 million and $31.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase in interest expense was due to an increase of $21.6 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $13.2 million on the Revolving Credit Facility due to increased borrowings; an increase of $1.6 million on the 201 California Street and Wilshire Palisades loans due to these properties being acquired on June 3, 1998; an increase of $0.7 million on the Corporate 500 Centre loan due mainly to the Property being acquired on January 28, 1998; an increase of $0.3 in the amortization of deferred financing costs; an increase of $0.2 million on the DIHC Portfolio loans due to the sale of the Dearborn land in March 1998; and a $0.1 million increase in interest expense related to One Memorial Drive (as explained above). These increases were offset by a $0.3 million decrease in interest on the One Norwest Center loan due to the refinancing of this loan in September 1998.

    GENERAL AND ADMINISTRATIVE.

    The aggregate amount of Cornerstone's general and administrative expenses increased to $6.4 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. The increase in 1999 from 1998 of $3.4 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in the Company since June 30, 1998, especially the increase in employees due to the Wilson Acquisition.

    The aggregate amount of Cornerstone's general and administrative expenses increased to $12.6 million for the six months ended June 30, 1999 from $5.5 million for the six months ended June 30, 1998. The increase in 1999 from 1998 of $7.1 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in the Company since June 30, 1998, especially the increase in employees due to the Wilson Acquisition.

    CARRYING VALUE IN EXCESS OF MARKET VALUE OF ASSETS HELD FOR SALE.

    The Company has 12 properties held for sale which are valued at approximately $350.0 million, the lower of the carrying amount or the fair value less estimated cost to sell. The Company has recorded a $3.7 million write down on four of these assets which represents the difference between the carrying value of these assets and their expected selling price less costs to sell.

    LOSS ON SALE OF REAL ESTATE ASSETS.

    On March 31, 1998, the Company sold the Dearborn Land (an undeveloped parcel of land in Chicago that was acquired as part of the acquisition of the DIHC Portfolio in October 1997) for gross proceeds of approximately $19.0 million, resulting in a loss of approximately $0.2 million.

    On April 29, 1998, the Company sold the Frick Building, located in Pittsburgh, Pennsylvania, for gross proceeds of approximately $26.7 million, resulting in a loss of approximately $2.0 million.

    MINORITY INTEREST.

    The minority interest increased to $5.1 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998 due to the allocation of the Company's income to the unitholders due to the UPREIT Units issued subsequent to March 1998 for the purchase of properties as well as part of the Wilson Acquisition.

    The minority interest increased to $11.1 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998 due to the allocation of the Company's income to the unitholders due to the UPREIT Units issued subsequent to June 1998 for the purchase of properties as well as part of the Wilson Acquisition.

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

    EXTRAORDINARY LOSS.

    Extraordinary loss represents the net of prepayment fees paid offset by the unamortized portion of the associated debt premium/discount in connection with the property debt restructuring that was completed during June 1999 (see "Mortgage Indebtedness" below).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           FOR THE SIX MONTHS  FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,      ENDED JUNE 30,
CASH FLOW PROVIDED BY (USED IN):                                                  1999                1998
-------------------------------------------------------------------------  ------------------  ------------------
Operating activities.....................................................      $  106,148         $     80,979
Investing activities.....................................................         (38,232)            (232,106)
Financing activities.....................................................         (97,029)             155,115
Earnings to fixed charges ratio..........................................            1.73                 2.20

    Cash provided by operating activities increased to approximately $106.1 million for the six months ended June 30, 1999 from $81.0 million for the six months ended June 30, 1998. The increase is primarily due to the cash flows from the interests in 69 properties acquired since the end of the second quarter of 1998.

    Cash used in investing activities decreased to approximately $38.2 million for the six months ended June 30, 1999 from $232.1 million for the six months ended June 30, 1998. The decrease was primarily due to the acquisition of Corporate 500 Centre for $135.0 million, One Memorial Drive for $23.5 million and 201 California Street and Wilshire Palisades for $28.1 million during the six months of 1998. Further adding to the decrease was the acquisition of the partnership interest in Market Square for $5.1 million and a loan receivable of $78.6 million in 1998. These amounts were offset by $18.8 million and $30.4 million in net proceeds received from the sale of the Dearborn land and the Frick Building, respectively; an increase in additions to existing properties of $25.7 million; a $0.9 million decrease in the repayment of mortgage notes receivable; and a $0.6 million decrease in the repayment of a notes receivable from a related party (the note was paid off in January 1999).

    Cash used in financing activities was $97.0 million during the six months ended June 30, 1999, whereas $155.1 million of cash was provided by financing activities for the six months ended June 30, 1998. The net decrease in cash provided by financing activities of $252.1 million is due to the following: in the first quarter of 1998, the Company's secondary offering provided net cash of $247.6 million; mortgage loan repayments increased by $188.5 million; credit facility borrowings decreased by $54.0 million; distributions to stockholders increased by $27.1 million; and the proceeds received by the Company from a dividend reinvestment plan decreased by $2.5 million. These decreases were offset by an increase in mortgage loan borrowing of $100.0 million; a decrease in credit facility repayments of $168.5 million; a decrease in restricted cash of $4.1 million; and the Company paid $5.0 million in debt prepayment costs in the second quarter of 1999.

    The ratio of earnings to fixed charges and dividends on preferred stock decreased to 1.73 at June 30, 1999 from 2.20 at June 30, 1998 due to the increase in the Company's leverage ratio.

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

    The Company no longer reports free and deferred rental income as an adjustment to FFO because this is not part of the industry standard. Therefore, included in FFO for the three months ended June 30, 1999 and 1998 is approximately $6,602,000 and $3,763,000, respectively, for free and deferred rental income (after adjustment for minority interest). Included in FFO for the six months ended June 30, 1999 and 1998 is an increase of approximately $13,472,000 and $6,909,000, respectively, for free and deferred rental income (after adjustment for minority interest).

    The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and six-month periods ended June 30, 1999 and 1998, respectively (in thousands):

                           FUNDS FROM OPERATIONS (1)

                                                        THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                            ENDED          ENDED          ENDED          ENDED
                                                        JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999  JUNE 30, 1998
                                                        -------------  -------------  -------------  -------------
Net income............................................   $    25,740    $    19,252    $    54,772    $    42,006

NAREIT adjustments:
  Depreciation and amortization(2)....................        23,808         16,214         48,893         26,859
  Minority adjustments................................          (688)          (541)        (1,365)        (1,008)
  Unconsolidated depreciation(3)......................           374          1,311            747          2,174
  Cumulative effect of a change in accounting
    principle.........................................            --             --            630             --
  Impairment costs....................................         3,753             --          3,753             --
  Loss on sale of assets..............................            --          1,985             --          2,197
  Extraordinary losses................................         3,355             --          3,355             --

Other adjustments:
  Amortization on rent notes..........................            --            378             --            746
  Severance payments..................................            --             --            247             --
  Minority interest allocated to unitholders..........         3,864            510          8,337            646
                                                        -------------  -------------  -------------  -------------
FUNDS FROM OPERATIONS.................................        60,206         39,109        119,369         73,620
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Interest expense on convertible note..................           176            199            376            404
                                                        -------------  -------------  -------------  -------------
FUNDS FROM OPERATIONS (ADJUSTED FOR CONVERTIBLE
  DEBT)...............................................   $    60,382    $    39,308    $   119,745    $    74,024
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

------------------------

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. For the three and six months ended June 30, 1999, depreciation and amortization includes $971,000 and $1,974,000, respectively, of amortization relating to the intangible management and development company assets purchased as part of the Wilson Acquisition.

(3) For the three and six months ended June 30, 1999, the unconsolidated depreciation adjustment includes $169,000 and $338,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

    The increase in FFO for the three and six month periods ending June 30, 1999 as compared to the same periods in 1998 is primarily due to the acquisition of interests in 69 properties as part of the Wilson Acquisition and the acquisition of three additional properties (One Memorial Drive, 201 California Street and Wilshire Palisades) subsequent to the first quarter of 1998.

CAPITAL STOCK TRANSACTIONS

    On May 12, 1999, the Company received proceeds of approximately $1.8 million and issued an additional 127,000 shares of Common Stock due to the exercise of certain stock options.

    On May 28, 1999, through a dividend reinvestment plan, the Company received proceeds of approximately $1.2 million and issued an additional 76,603 shares of Common Stock.

MORTGAGE INDEBTEDNESS

    During June 1999, the Company restructured approximately $163.0 million of property-related debt with Prudential Insurance of America and Northwestern Mutual Life Insurance Company. The restructuring involved retiring 17 of the individual property-related debts and creating a single $180.0 million loan which is cross-collateralized by six of the Company's properties. The loan has a ten-year term and bears interest at 7.26% per annum.

    During June 1999, the Company entered into an agreement to restructure approximately $220.6 million on six properties with Northwestern Mutual Life Insurance Company. The restructuring involves retiring the individual property related debt and creating a single $275.0 million loan which will be cross-collateralized by five of the Company's properties. The loan will have a ten year term and will bear interest at 7.23%.

OTHER INDEBTEDNESS

    On November 3, 1998, a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank provided the Company with a $550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.80% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of June 30, 1999, $467.5 million of the facility was outstanding at a rate of approximately 6.4%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. These swaps are considered hedges for federal income tax purposes. In addition, at June 30, 1999, there were two letters of credit totaling $10.5 million ($5.5 million of which is with Summit Bank) outstanding at a rate of 1.40%. During 1999, the Revolving Credit Facility was amended to allow the Company to increase its leverage from 55.0% to 60.0%. The amendment also increased the Company's ability to enter into mortgage debt by decreasing the ratio of total property asset value (as defined) to secured indebtedness from 2.5 to 2.22 to 1.00.

STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    Cornerstone intends to distribute at least 95.0% of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of January 29, 1999. Both distributions were paid on February 26, 1999. The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on May 28, 1999 (to stockholders and unitholders of record as of April 30, 1999). On July 9, 1999, the Company declared a distribution of $0.30 per share/unit to be paid to all stockholders and unitholders on August 31, 1999 (to stockholders and unitholders of record as of July 30, 1999).

    At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY

    At June 30, 1999, the Company had approximately $32.8 million in cash and cash equivalents and approximately $9.7 million in restricted cash. Restricted cash includes prepaid rents and security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. Cornerstone also had $77.5 million available under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis that will cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 1999.

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

    READINESS

    Cornerstone Properties Inc. has created a Year 2000 task force to evaluate and take the appropriate actions regarding Year 2000 compliance. The Company's plan is divided into three major sections: (i) compliance of information systems at the corporate offices in New York, Atlanta and San Mateo ("Home Office");
(ii) compliance of information and real estate operating systems at the property sites ("Properties"); and (iii) assessment of compliance of significant service providers including third party managers and the buildings they manage, vendors and customers ("External Agents"). The plan covers the following major tasks:
(i) inventory of all systems; (ii) analysis of inventory including assessment of risk; (iii) verification of compliance of inventory with vendors; (iv) testing of critical equipment and processes; and (v) replacement or modification of systems.

    The first section of the plan, Home Office, is complete. The Property and External Agents sections of the plan are proceeding according to schedule with expected completions before December 31, 1999. The plan also includes questionnaires that will be sent to tenants in order to attempt to determine the effect of Year 2000 on their businesses and ultimately the Company's income stream.

    COST

    The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial position and results of operations. The costs to date consist of recurring systems upgrades and replacements, insignificant internal staff costs and other expenses such as telephone and mailing costs. The information and real estate operating systems that have thus far been identified as non-compliant are at or approaching the end of their useful lives and have been or will be replaced or upgraded as a part of the normal operations of the Company.

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

    YEAR 2000 COMPLIANCE DETAIL

    HOME OFFICE

    I. Inventory of all systems: The Company has inventoried all information systems at its corporate offices in New York, Atlanta and San Mateo. The hardware systems primarily consist of desktop and laptop computers, server computers, printers, phone systems and local area and wide area network infrastructures. The software applications primarily consist of commercial off the shelf software ("COTS") products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks.

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

    PROPERTIES

    I. Inventory of all systems: The Company continues to inventory all information and real estate operating systems at its Properties. The information systems primarily consist of desktop and laptop computers, server computers, printers, phone systems, local area and wide area network infrastructures, and COTS products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks. The real estate operating systems primarily consist of heating ventilation and air conditioning ("HVAC") systems, elevator systems, electrical systems, fire and life safety systems and security control systems.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. Substantially all of the information and real estate operating systems are Year 2000 compliant. Those systems identified as non-compliant will be upgraded or replaced in the normal course of business by December 31, 1999. A component of the accounting system has been identified as non-compliant. The Company is on schedule to replace this and all other accounting and property management systems starting September 1, 1999. This replacement was planned and is being done in the ordinary course of business.

    III. Verification of compliance with vendors: The Company has verified compliance of systems through systems' documentation, mail correspondences and vendor web sites.

    IV. Testing of critical equipment and processes: The Properties primarily use COTS products and do not significantly rely on any proprietary or customized systems. The Company is in the process of testing real estate operating systems previously identified as critical to operation. The testing process will be completed before December 31, 1999.

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

    DEVELOPMENT PROJECTS

    The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. As of June 30, 1999, approximately $66.5 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 40.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Approximately $1.3 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (dollar amounts in thousands) based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from LIBOR plus 0.5% to LIBOR plus 2.0%.

    Annual rates on advances from the Revolving Credit Facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.80% over the applicable LIBOR or the Prime Rate at the Company's option. Of the total advances outstanding under the facility at June 30, 1999, $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%.

                                                                                                                 FAIR
                                  1999       2000       2001       2002       2003     THEREAFTER     TOTAL      VALUE
                                ---------  ---------  ---------  ---------  ---------  -----------  ---------  ---------
LONG-TERM DEBT:
  Fixed rate..................      8,529     72,649         --     67,432     67,463   1,109,125   1,325,198  1,454,447
    Average interest rate.....      6.90%      7.24%         --      6.81%      7.32%       7.26%

  Variable rate...............     58,000     58,974    480,426     47,756     16,239          --     661,395    661,395

INTEREST RATE SWAPS:
  Variable to Fixed...........         --    250,000         --         --         --          --          --         --
    Average pay rate(1).......         --      5.07%         --         --         --          --          --         --
    Average receive rate(1)...         --      4.99%         --         --         --          --          --         --

--------------------------

(1) As of June 30, 1999.

                           PART II--OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

        Reference is made to Note 6 to the Condensed Consolidated Financial Statements, which is specifically incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 1999, through the exercise of certain stock options, the Company issued 127,000 shares of Common Stock to a senior executive of the Company and received proceeds of $1,827,000.

        On May 28, 1999, through a dividend reinvestment plan available to all German shareholders, the Company issued 76,603 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $1,230,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 25, 1999. The following individuals were nominated and elected to serve as directors:
        Cecil D. Conlee, Rodney C. Dimock, Blake Eagle, Donald G. Fisher, Randall A. Hack, Dr. Karl-Ludwig Hermann, Hans C. Mautner, Dr. Lutz Mellinger, John S. Moody, Craig R. Stapleton, Michael J.G. Topham, Dick van den Bos, Jan H.W.R. van der Vlist and William Wilson III.

        The Stockholders voted as follows on the following matters:

       1. Election of Directors. The voting result for each nominee is as follows:

NAME                                                                 VOTES FOR    VOTES WITHHELD
------------------------------------------------------------------  ------------  --------------
Cecil D. Conlee                                                       93,378,279        119,071
Rodney C. Dimock                                                      93,289,490        207,860
Blake Eagle                                                           93,378,279        119,071
Donald G. Fisher                                                      93,378,279        119,071
Randall A. Hack                                                       93,378,279        119,071
Dr. Karl-Ludwig Hermann                                               93,376,979        120,371
Hans C. Mautner                                                       93,378,279        119,071
Dr. Lutz Mellinger                                                    88,635,860      4,861,490
John S. Moody                                                         93,373,279        124,071
Craig R. Stapleton                                                    93,378,279        119,071
Michael J.G. Topham                                                   93,378,279        119,071
Dick van den Bos                                                      92,077,431      1,419,919
Jan H.W.R. van der Vlist                                              92,076,931      1,420,419
William Wilson III                                                    93,378,279        119,071

       2. The reappointment of PricewaterhouseCoopers LLP as the Company's independent auditors for fiscal year 1999 was approved by a count of 93,444,661 votes for, 19,269 votes against and 33,420 votes abstaining.

        For further information regarding the forgoing matters submitted to stockholder approval, see the Company Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 26, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    1) Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

    2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule

    3)  Exhibit 99.1: Second Quarter 1999 Supplemental Package

(b) Reports on Form 8-K:

    1.  Form 8-K/A dated March 1, 1999

       Item 7 -- Financial Statements, Pro Forma Information and Exhibits. Pro forma financial statements regarding the Wilson Acquisition as of and for the period ending September 30, 1998.

    2.  Form 8-K dated March 24, 1999

       Item 5 -- Supplemental information package distributed in conjunction with the Fourth Quarter 1998 Earnings Release of Cornerstone Properties Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORNERSTONE PROPERTIES INC.
                                (Registrant)

                                By:              /s/ JOHN S. MOODY
                                     -----------------------------------------
                                                   John S. Moody
                                                  PRESIDENT & CEO

                                Date: August 16, 1999

                                By:             /s/ KEVIN P. MAHONEY
                                     -----------------------------------------
                                                  Kevin P. Mahoney
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                      OFFICER)

                                Date: August 16, 1999