Form 10-Q
period 1999-09-30
CORNERSTONE PROPERTIES INC
filed 1999-11-15
CIK 702301

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock (no par value) outstanding as of November 11, 1999: 129,599,703.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
ASSETS
Developments in progress:
  Land......................................................   $   10,132      $   10,437
  Development costs.........................................        9,565           2,519
Rental Property, at cost:
  Land......................................................      652,036         702,840
  Buildings, leasehold interests and improvements...........    3,091,308       3,403,152
  Deferred lease costs......................................      149,024         143,188
                                                               ----------      ----------
                                                                3,912,065       4,262,136
  Less: Accumulated depreciation and amortization...........      275,678         286,664
                                                               ----------      ----------
    Total Development and Rental Property...................    3,636,387       3,975,472

Assets held for sale........................................      214,646          77,568
Cash and cash equivalents...................................       36,419          61,869
Restricted cash.............................................       78,430           9,114
Investment in joint ventures................................       31,450          31,500
Other deferred costs, net of accumulated amortization of
  $5,115 and $932...........................................       42,416          45,572
Deferred tenant receivables.................................       71,421          53,489
Tenant and other receivables, net...........................       18,963          10,326
Other assets................................................       25,020          17,074
                                                               ----------      ----------
TOTAL ASSETS................................................   $4,155,152      $4,281,984
                                                               ==========      ==========
LIABILITIES
Long-term debt, inclusive of $20,046 and $25,031 of
  unamortized premium.......................................   $1,501,971      $1,532,474
Credit facility.............................................      373,500         465,000
Accrued interest............................................       11,044          10,933
Accrued real estate taxes...................................       25,635          16,395
Accounts payable and accrued expenses.......................       44,650          51,454
Distributions payable.......................................       44,619          38,163
Unearned revenue and other liabilities......................       27,504          23,890
                                                               ----------      ----------
TOTAL LIABILITIES...........................................    2,028,923       2,138,309
                                                               ----------      ----------
MINORITY INTEREST
Minority interest in operating partnership..................      264,082         283,388
Minority interest in joint ventures.........................       23,090          23,420
                                                               ----------      ----------
TOTAL MINORITY INTEREST.....................................      287,172         306,808
                                                               ----------      ----------
Commitments and contingencies
Redeemable preferred stock; 344,828 shares authorized; 0
  shares issued and outstanding.............................           --              --

STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated
  value; 65,000,000 shares authorized; 3,030,303 shares
  issued and outstanding....................................       50,000          50,000
Common stock, no par value; 250,000,000 shares authorized;
  129,610,536 shares issued and 129,599,703 shares
  outstanding...............................................           --              --
Paid-in capital.............................................    1,786,776       1,788,567
Accumulated other comprehensive income......................        4,700              --
Deferred compensation.......................................       (2,313)         (1,700)
                                                               ----------      ----------
                                                                1,839,163       1,836,867
Treasury stock, 10,833 shares, at cost......................         (106)             --
                                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY..................................    1,839,057       1,836,867
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $4,155,152      $4,281,984
                                                               ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                           THREE           THREE
                                                          MONTHS          MONTHS        NINE MONTHS     NINE MONTHS
                                                           ENDED           ENDED           ENDED           ENDED
                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                           1999            1998            1999            1998
                                                       -------------   -------------   -------------   -------------
REVENUES
  Office and parking rentals.........................    $153,859         $83,227        $455,509        $239,767
  Earnings in joint ventures.........................         304           3,856             686          10,150
  Interest and other income..........................       2,376           1,955           5,738           7,167
                                                         --------         -------        --------        --------
    TOTAL REVENUES...................................     156,539          89,038         461,933         257,084
                                                         --------         -------        --------        --------
EXPENSES
  Building operating expenses........................      34,445          18,896          98,043          52,947
  Real estate taxes..................................      17,930          12,034          55,608          34,900
  Interest expense...................................      35,126          16,057         104,199          47,724
  Depreciation and amortization......................      23,600          15,702          72,493          42,561
  General and administrative.........................       7,225           3,169          19,796           8,713
                                                         --------         -------        --------        --------
    TOTAL EXPENSES...................................     118,326          65,858         350,139         186,845
                                                         --------         -------        --------        --------
                                                           38,213          23,180         111,794          70,239
                                                         --------         -------        --------        --------
OTHER INCOME (EXPENSES)
  Carrying value in excess of market value of assets
    held for sale....................................       2,461              --          (1,292)             --
  Gain (loss) on sale of real estate assets..........       9,132            (127)          9,132          (2,324)
                                                         --------         -------        --------        --------
    TOTAL OTHER INCOME (EXPENSES)....................      11,593            (127)          7,840          (2,324)
                                                         --------         -------        --------        --------
MINORITY INTEREST
  Minority interest in operating partnership.........      (6,318)           (781)        (14,655)         (1,428)
  Minority interest in joint ventures................      (1,221)         (1,045)         (3,955)         (3,254)
                                                         --------         -------        --------        --------
    TOTAL MINORITY INTEREST..........................      (7,539)         (1,826)        (18,610)         (4,682)
                                                         --------         -------        --------        --------
Income before cumulative effect of a change in
  accounting principle and extraordinary loss........      42,267          21,227         101,024          63,233
                                                         --------         -------        --------        --------
Cumulative effect of a change in accounting
  principle..........................................          --              --            (630)             --
Extraordinary loss...................................          --          (2,269)         (3,355)         (2,269)
                                                         --------         -------        --------        --------
NET INCOME...........................................    $ 42,267         $18,958        $ 97,039        $ 60,964
                                                         ========         =======        ========        ========
INCOME APPLICABLE TO PREFERRED STOCK.................    $   (875)        $  (875)       $ (2,625)       $ (2,625)
                                                         --------         -------        --------        --------
INCOME APPLICABLE TO COMMON STOCK....................    $ 41,392         $18,083        $ 94,414        $ 58,339
                                                         ========         =======        ========        ========
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE AND EXTRAORDINARY LOSS PER
  COMMON SHARE.......................................    $   0.32         $  0.20        $   0.76        $   0.62
                                                         ========         =======        ========        ========
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
  AND EXTRAORDINARY LOSS PER COMMON SHARE............    $     --         $ (0.02)       $  (0.03)       $  (0.02)
                                                         ========         =======        ========        ========
BASIC INCOME PER COMMON SHARE........................    $   0.32         $  0.18        $   0.73        $   0.59
                                                         ========         =======        ========        ========
DILUTED INCOME PER COMMON SHARE......................    $   0.32         $  0.18        $   0.73        $   0.59
                                                         ========         =======        ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                THREE           THREE
                                               MONTHS          MONTHS        NINE MONTHS     NINE MONTHS
                                                ENDED           ENDED           ENDED           ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
NET INCOME................................     $42,267         $18,958         $ 97,039        $60,964
                                               =======         =======         ========        =======
Other comprehensive income:
  Unrealized gain on interest rate swaps
    during the period.....................         433              --            4,700             --
                                               -------         -------         --------        -------
  Other comprehensive income..............         433              --            4,700             --
                                               -------         -------         --------        -------
COMPREHENSIVE INCOME......................     $42,700         $18,958         $101,739        $60,964
                                               =======         =======         ========        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 97,039        $ 60,964
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      69,943          42,618
    Deferred compensation amortization......................       1,027             787
    Net change in real estate joint ventures................          50           5,001
    Cumulative effect of a change in accounting principle...         630              --
    Extraordinary loss......................................       3,355           2,269
    Unbilled rental revenue.................................     (19,984)         (9,332)
    Increase in accrued interest............................         111           3,127
    Minority interest share of income.......................      18,610           4,682
    Gain (loss) on sale of real estate assets...............      (9,132)          2,324
    Carrying value in excess of market value of assets held
     for sale...............................................       1,292              --
    Increase in tenant and other receivables and other
     assets.................................................     (10,299)         (3,777)
    Increase in accounts payable, accrued expenses and other
     liabilities............................................       9,869           8,123
                                                                --------        --------
    Total adjustments.......................................      65,472          55,822
                                                                --------        --------
    Net cash provided by operating activities...............     162,511         116,786
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to investment property..........................     (58,242)       (343,160)
  Repayment of notes receivable.............................         134           1,124
  Other investments.........................................      (1,500)             --
  Investments in real estate joint ventures.................          --          (7,134)
  Proceeds from sale of real estate assets net of amounts in
    escrow..................................................     128,333          45,538
                                                                ========        ========
    Net cash provided by (used in) investing activities.....      68,725        (303,632)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering.......................          --         262,344
  Borrowings under mortgage loans...........................     180,000          82,377
  Borrowings under credit facility..........................      73,000         221,500
  Repayments under credit facility..........................    (164,500)       (260,500)
  Repayments under mortgage loans...........................    (205,517)         (2,502)
  Proceeds from dividend reinvestment plan..................       2,319           5,247
  Debt prepayment costs.....................................      (4,915)         (1,762)
  Increase in restricted cash...............................        (566)         (3,348)
  Stock and debt issuance costs.............................      (2,028)        (15,610)
  Option exercise...........................................       1,827              --
  Unitholder redemptions....................................      (1,169)             --
  Distributions to minority partners........................     (19,989)         (5,618)
  Distributions to preferred stockholders...................      (3,500)         (3,500)
  Distributions to common stockholders......................    (111,648)        (85,946)
                                                                ========        ========
    Net cash (used in) provided by financing activities.....    (256,686)        192,682
                                                                ========        ========
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (25,450)          5,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      61,869          24,730
                                                                ========        ========
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 36,419        $ 30,566
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 88 Class A office buildings comprising nearly 19 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in ten major metropolitan areas throughout the United States: Atlanta, Boston, suburban Chicago, Denver, Minneapolis, New York City, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own and develop Class A office properties in six prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. In
January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of September 30, 1999, Cornerstone owned, directly or indirectly, approximately 87.1% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

GENERAL

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three and nine month periods presented have been included. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Cornerstone, its wholly-owned qualified REIT subsidiary, the Operating Partnership and controlled partnerships. The Company has consolidated the following partnerships because it has a majority interest in the economic benefits and is or has the right to become the managing general partner at its sole discretion: the Operating Partnership; NWC Limited Partnership ("NWC"); Third and University Limited Partnership ("Third Partnership"); Two Twenty Two Berkeley Venture ("222 Berkeley"); Five Hundred Boylston West Venture ("500 Boylston"); One Ninety One Peachtree Associates ("191 Peachtree"); 191 Finance Associates, L.P. ("191 Finance"); Avenue Associates Limited Partnership ("Market Square"); and 120 Montgomery Associates,

LLC ("120 Montgomery"). The Company's investments in the One Post Property and WCP Services, Inc. are accounted for as equity investments (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

ASSETS HELD FOR SALE

    Included in Assets Held for Sale are eight properties, which are expected to be sold by the Company within the next year. The Properties are valued at approximately $214.6 million, the lower of the carrying amount or the fair value less estimated costs to sell. For the nine months ended September 30, 1999, the Company has recorded a $1.3 million write down on one of these assets, which represents the difference between the carrying value of this asset and the expected selling price less costs to sell. The Company discontinues the recognition of depreciation and the straight-lining of rental income on the assets when the property is considered held for sale.

RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the September 30, 1999 financial statement presentation.

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

MINORITY INTEREST

    Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of September 30, 1999 amounted to 12.9%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of September 30, 1999, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 19,131,785 and as of such date, 1,125,175 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 76,647 UPREIT Units have been redeemed for cash.

    Minority interest in real estate joint ventures represents the minority partner's or venturer's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston, 191 Peachtree, 191 Finance,

Market Square and 120 Montgomery. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership and joint venture agreements. Realizability of the debit balances is continually monitored by calculating pro forma sales proceeds under the respective agreements.

TREASURY STOCK

    As of September 30, 1999, the Company reacquired 10,833 shares of restricted Common Stock, which was accounted for using the cost method.

RECENTLY ISSUED ACCOUNTING STANDARDS

    During the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During 1999, the Company entered into and subsequently amended swaps that effectively fixed the rate on $250.0 million of the amount outstanding on the Company's Revolving Credit Facility at 6.47% for 1999 and 5.41% through the maturity of the swaps in December 2000. The swaps have been designated as "cash flow hedges" within the meaning defined in SFAS 133. Per the applicable requirements of SFAS 133, the swaps were marked to fair value and recorded as assets on the Company's balance sheet. A corresponding adjustment was posted to a separate component of stockholder's equity through Other Comprehensive Income as defined in Statement of Financial Accounting Standards No. 130. These swaps are considered hedges for federal income tax purposes.

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

ESTIMATES AND RISKS

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant risks, estimates and assumptions are related to the recoverability and depreciable lives of investment property, the fair value of real estate held for sale, the recoverability of deferred tenant receivables, unforeseen Year 2000 risks and the qualification of the Company as a REIT. Actual results could differ from those estimates.

2. PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at September 30, 1999:

MARKET NAME                               TOTAL RENTABLE   CORNERSTONE       YEAR
PROPERTY                                   SQUARE FEET     INTEREST (A)   CONSTRUCTED   OCCUPANCY    NOTES
-----------                               --------------   ------------   -----------   ---------   --------
BOSTON, MASSACHUSETTS
  Sixty State Street....................       823,014         100.0%        1979          100%         B
  500 Boylston Street...................       714,513          91.5%        1988          100%         D
  222 Berkeley Street...................       530,844          91.5%        1991          100%         D
  125 Summer Street.....................       463,691         100.0%        1989           97%
  One Memorial Drive....................       352,764         100.0%        1985          100%         C
                                            ----------                                   ------
  MARKET TOTAL..........................     2,884,826                                      99%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings).................       514,255         100.0%     1982-1987         99%         E
  Peninsula Office Park (7 buildings)...       492,044         100.0%     1971-1998         99%         E
  Seaport Centre........................       463,418         100.0%        1988          100%         E
  Bay Park Plaza (2 buildings)..........       257,058         100.0%     1985-1998        100%         E
  One Bay Plaza.........................       176,533         100.0%        1979           90%         E
  Belmont Shores........................       141,643         100.0%        1983           96%         E
  1300 South El Camino..................        84,441         100.0%        1986           98%         E
  66 Bovet..............................        43,968         100.0%        1968           73%       E,R
                                            ----------                                   ------
  MARKET TOTAL..........................     2,173,360                                      98%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings)........       329,348         100.0%     1985-1987         97%         E
  ADP Plaza (2 buildings)...............       299,791         100.0%     1987-1989         99%         E
  PeopleSoft Plaza......................       277,562         100.0%        1984          100%         E
  Norris Tech Center (3 buildings)......       260,513         100.0%     1984-1990         97%         E
  Golden Bear Center....................       160,587         100.0%        1986          100%         E
  2700 Ygnacio Valley Road..............       103,214         100.0%        1984           98%         E
  Park Plaza............................        87,040         100.0%        1986          100%         E
  1600 South Main.......................        83,277         100.0%        1983          100%         E
                                            ----------                                   ------
  MARKET TOTAL..........................     1,601,332                                      99%

ATLANTA, GEORGIA
  191 Peachtree Street..................     1,215,288          80.0%        1991           97%       D,F
  200 Galleria..........................       432,698         100.0%        1985           98%         D
                                            ----------                                   ------
  MARKET TOTAL..........................     1,647,986                                      97%

SEATTLE, WASHINGTON
  Washington Mutual Tower (3
    buildings)..........................     1,154,560          50.0%        1988           99%         G
  110 Atrium Place......................       215,172         100.0%        1981          100%         E
  Island Corporate Center...............       100,009         100.0%        1987           93%         E
                                            ----------                                   ------
  MARKET TOTAL..........................     1,469,741                                      99%

MARKET NAME                               TOTAL RENTABLE   CORNERSTONE       YEAR
PROPERTY                                   SQUARE FEET     INTEREST (A)   CONSTRUCTED   OCCUPANCY    NOTES
-----------                               --------------   ------------   -----------   ---------   --------
SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings)........       355,015         100.0%     1971-1999         99%       E,H
  10 Almaden............................       293,526         100.0%        1989          100%         E
  Pruneyard Shopping Center.............       252,210         100.0%       1970s           89%         E
  Embarcadero Place (4 buildings).......       192,081         100.0%        1984          100%         E
  Pruneyard Inn.........................        94,500         100.0%        1989           N/A       E,I
  First American Plaza..................        82,954         100.0%        1971           95%         E
                                            ----------                                   ------
  MARKET TOTAL..........................     1,270,286                                      97%

DENVER, COLORADO
  One Norwest Center....................     1,187,852         100.0%        1983           98%
                                            ----------                                   ------
  MARKET TOTAL..........................     1,187,852                                      98%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street.................       418,751          66.7%        1955           97%         E
  One Post..............................       388,055          50.0%        1969          100%         E
  201 California Street.................       240,230         100.0%        1980          100%         J
  188 Embarcadero.......................        85,183         100.0%        1985           99%         E
                                            ----------                                   ------
  MARKET TOTAL..........................     1,132,219                                      99%

MINNEAPOLIS, MINNESOTA
  Norwest Center........................     1,117,439          50.0%        1988          100%         K
                                            ----------                                   ------
  MARKET TOTAL..........................     1,117,439                                     100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings)...........       688,709          70.0%        1990           99%       D,L
  99 Canal Center.......................       137,945         100.0%        1986           98%         D
  TransPotomac Plaza 5..................        96,392         100.0%        1983           98%         D
  11 Canal Center.......................        70,365         100.0%        1986           96%         D
                                            ----------                                   ------
  MARKET TOTAL..........................       993,411                                      98%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings)....       679,039         100.0%     1986/1990         99%         M
  One Lincoln Centre....................       297,040         100.0%        1986           90%
                                            ----------                                   ------
  MARKET TOTAL..........................       976,079                                      96%

SANTA MONICA/WEST LOS ANGELES,
  CALIFORNIA
  West Wilshire (2 buildings)...........       235,787         100.0%     1960-1976         98%         E
  Wilshire Palisades....................       186,714         100.0%        1981          100%         J
  Janss Court...........................       125,709         100.0%        1989          100%       E,N
  Searise Office Tower..................       122,292         100.0%        1975          100%         E
  Commerce Park.........................        94,367         100.0%        1977           79%       E,O
  429 Santa Monica......................        82,119         100.0%        1982           80%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       846,988                                      95%

ORANGE COUNTY, CALIFORNIA
  Bixby Ranch...........................       277,289         100.0%        1987           97%         E
  18301 Von Karman......................       219,508         100.0%        1991           89%         E
  2677 North Main.......................       213,318         100.0%        1987           92%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       710,115                                      93%

MARKET NAME                               TOTAL RENTABLE   CORNERSTONE       YEAR
PROPERTY                                   SQUARE FEET     INTEREST (A)   CONSTRUCTED   OCCUPANCY    NOTES
-----------                               --------------   ------------   -----------   ---------   --------
SAN DIEGO, CALIFORNIA
  Centerside II.........................       286,949         100.0%        1987           94%         E
  Crossroads............................       133,553         100.0%        1983          100%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       420,502                                      96%

LOS ANGELES, CALIFORNIA
  700 North Brand.......................       202,531         100.0%        1981           94%         E
  Warner Park Center....................        57,366         100.0%        1986          100%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       259,897                                      95%

NEW YORK CITY, NEW YORK
  527 Madison Avenue....................       215,332         100.0%        1986          100%
  Tower 56..............................       163,633         100.0%        1983          100%         P
                                            ----------                                   ------
  MARKET TOTAL..........................       378,965                                     100%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings).......       118,990         100.0%        1990           88%         E
  Agoura Hills..........................       115,265         100.0%        1987           95%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       234,255                                      91%

OTHER REGIONS
  U.S. West (Murray, Utah)..............       136,608         100.0%        1985           83%         E
  Exposition Centre (Sacramento,
    California).........................        72,971         100.0%        1984           70%         E
                                            ----------                                   ------
  MARKET TOTAL..........................       209,579                                      78%
                                            ----------                                   ------
  TOTAL PORTFOLIO.......................    19,514,832                                      98%
  Minority Interest Adjustment (Q)......      (693,796)
                                            ----------                                   ------
  CORNERSTONE PORTFOLIO.................    18,821,036                                      98%
  Adjustment For Pruneyard Inn..........       (94,500)
                                            ----------
  CORNERSTONE OFFICE PORTFOLIO..........    18,726,536
                                            ==========

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

    (D) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the DIHC Portfolio"). The Company acquired the DIHC Portfolio for a purchase price of approximately $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's initial public offering in April 1997 and $54.0 million from its Revolving Credit Facility. The Company has since sold the asset in Charlotte, as well as the undeveloped parcel of land in Chicago.

    (E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 94,500 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area. The Company has since sold seven assets comprising of approximately 823,000 square feet.

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

    (G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the nine months ended September 30, 1999, the

       Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

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

    (K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the nine months ended September 30, 1999, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 77.2%.

    (L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the nine months ended September 30, 1999, the Company received 100% of the cash flow from the Property. On November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

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

    (P) On January 5, 1998, the Company purchased for approximately
       $5.5 million, the remaining participation rights in the cash flow and residual value of Tower 56 from the former participants for 307,692 shares of Common Stock. As a result, all of the cash flow and the residual value of Tower 56 inures to the Company.

    (Q) Rentable square feet includes an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' percentage interest in the cash flows of the Property.

    (R) On October 1, 1999, the Company sold 66 Bovet for gross proceeds of $9,230,000.

    During the third quarter of 1999, the Company sold eight properties for gross proceeds of $201,725,000 resulting in a net gain of $9,131,980.

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

    The proceeds from the sales of three properties during 1999 totaling approximately $68.7 million, are included in restricted cash pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

4. INVESTMENT IN REAL ESTATE JOINT VENTURES

    Investment in real estate joint ventures represents the Company's two investments that are accounted for using the equity method of accounting. The first investment is the Company's 50.0% interest in a co-tenancy with Crocker Plaza Company for One Post, a 38-story, Class A office tower in San Francisco, California. The Company and Crocker co-manage and lease the Property. The second equity investment is the Company's interest in WCP Services, Inc. The Company owns 1% of the voting common stock and 100% of the non-voting common stock of WCP Services, Inc. The remaining shares of voting common stock of WCP
Services, Inc. are owned by certain executive officers of the Company. The Company's ownership of voting and nonvoting common stock together represents a 95% economic interest in the earnings of WCP Services, Inc. WCP Services, Inc. provides property management, development and tenant construction supervision services to third parties. WCP Services, Inc. also provides tenant construction supervision services to tenants in Properties owned by Cornerstone.

5. LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of September 30, 1999, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).

PROPERTY                        AMORTIZATION      INTEREST RATE (A)   MATURITY DATE    9/30/99      12/31/98
--------                      -----------------   -----------------   -------------   ----------   ----------
FIXED RATE
TransPotomac Plaza 5 (B)....  Interest Only                  7.28%       Oct-2000     $   65,000   $   65,000
West Wilshire Office and
  Medical...................  25 year                        6.90%       Jan-2002         17,023       17,301
Searise Office Tower........  25 year                        6.90%       Jan-2002         11,673       11,864
Exposition Centre...........  25 year                        6.90%       May-2002          5,113        5,200
Wilshire Palisades..........  22 year                        6.70%       Jul-2002         29,264       29,902
1300 South El Camino........  23 year                        6.90%       Dec-2002          3,927        4,007
125 Summer Street (C).......  Interest only (D)              7.20%       Jan-2003         50,000       50,000
Tower 56 (C)................  30 year                        7.67%       May-2003         17,417       17,548
Peninsula Office Park 4
  (C).......................  25 year                        6.90%       Feb-2004          5,352        5,436
Peninsula Office Park
  1,3,5,6,8 & 9 (C).........  25 year                        6.90%       Feb-2004         55,479       54,806
110 Atrium Place............  30 year                        6.90%       Mar-2004         21,604       21,838
10 Almaden (C)..............  25 year                        6.90%       Apr-2004         33,385       33,885
Embarcadero Place (C).......  20 year                        6.90%       Apr-2004         25,488       26,061
527 Madison Avenue and One
  Lincoln Centre (B)........  Interest only                  7.47%       Oct-2004         65,000       65,000
Sixty State Street..........  30 year                        6.84%       Jan-2005         85,971       87,627
201 California Street (C)...  30 year                        6.70%       Mar-2005         32,767       33,071
Island Corporate Center.....  30 year                        6.90%       Apr-2005         13,205       13,294
Washington Mutual Tower.....  Interest only                  7.53%       Nov-2005         79,100       79,100
Norwest Center..............  Interest only                  8.74%       Dec-2005        110,000      110,000
Agoura Hills................  25 year                        6.90%       Dec-2005         12,109       12,328
Janss Court.................  30 year                        6.90%       Dec-2005         18,451       18,723
Bayhill 4,5,6 & 7...........  25 year                        6.90%       Dec-2006         58,100       59,071
66 Bovet....................  22 year                        6.90%       Apr-2007          3,863        3,939
Market Square (E) and 200
  Galleria (B)..............  Interest only                  7.54%       Oct-2007        120,000      120,000
One Norwest Center..........  30 year                        6.90%       Oct-2008         97,567       98,252
Corporate 500 Centre........  25 year                        6.66%       Nov-2008         88,798       89,765
188 Embarcadero (F).........  25 year                        7.26%       Aug-2009         15,663        9,135
Centerside II (F)...........  25 year                        7.26%       Aug-2009         24,342       13,818
700 North Brand (F).........  25 year                        7.26%       Aug-2009         27,036       18,108
Golden Bear Center (F)......  25 year                        7.26%       Aug-2009         20,551       15,753
Bixby Ranch (F).............  25 year                        7.26%       Aug-2009         28,632       20,243
One Memorial Drive (F)......  25 year                        7.26%       Aug-2009         63,349            0
                                                                                      ----------   ----------
  Total Fixed Rate Debt.....                              7.24%(G)     6.4 yrs(G)      1,305,229    1,210,075
                                                                                      ----------   ----------
VARIABLE RATE
Seaport Centre..............  Interest only       LIBOR plus 1.50%       Dec-1999         58,000       58,000
The Pruneyard...............  24 year             LIBOR plus 2.00%       Mar-2000         61,022       49,384
Convertible Promissory Note
  due 2001 (H)..............  Interest only           8.11%max (I)       Jan-2001         12,926       12,926
120 Montgomery Street.......  24 year             LIBOR plus 1.40%       Nov-2002         48,315       46,930
Norris Tech Center..........  25 year             LIBOR plus 1.65%       Dec-2003         16,162       16,392
Other loans.................  Various                      Various        Various            317          597
                                                                                      ----------   ----------
  Total Variable Rate
    Debt....................                              6.97%(G)     1.4 yrs(G)        196,742      184,229
                                                                                      ----------   ----------

PROPERTY                        AMORTIZATION      INTEREST RATE (A)   MATURITY DATE    9/30/99      12/31/98
--------                      -----------------   -----------------   -------------   ----------   ----------
REPAID DEBT
18301 Von Karman (J)........  --                                --             --     $       --   $   10,647
1600 South Main (J).........  --                                --             --             --        5,038
Biltmore Lakes (J)..........  --                                --             --             --       11,468
Belmont Shores (J)..........  --                                --             --             --        9,839
2677 North Main (J).........  --                                --             --             --       10,774
2700 Ygnacio Valley Road
  (J).......................  --                                --             --             --        5,035
Westlake Spectrum (J).......  --                                --             --             --        3,993
Park Plaza (J)..............  --                                --             --             --        4,940
Warner Park Center (J)......  --                                --             --             --        5,213
429 Santa Monica (J)........  --                                --             --             --       10,176
Crossroads (J)..............  --                                --             --             --        7,339
Westlake Spectrum II (J)....  --                                --             --             --        5,284
Two ADP Plaza (K)...........  --                                --             --             --       13,400
Two Corporate Centre (K)....  --                                --             --             --       18,600
One & Two Gateway (L).......  --                                --             --             --        8,679
Scottsdale Gateway (L)......  --                                --             --             --        7,745
                                                                                      ----------   ----------
  Total Repaid Debt.........                                                                  --      138,170
                                                                                      ----------   ----------
Total Debt..................                              7.21%(G)     5.7 yrs(G)     $1,501,971   $1,532,474
                                                                                      ==========   ==========

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

    (C) During October 1999 the Company restructured approximately
       $219.9 million of individual property related debt with Northwestern Mutual Life Insurance Company. The restructuring involved retiring the individual property related debt and creating a single $275.0 million loan which is cross-collateralized by six of the original seven properties. The loan has a ten year term and bears interest at 7.23%. Upon closing the loan, the lien on 10 Almaden was released and the property was added to Cornerstone's unencumbered pool.

    (D) Interest only payments through January 1, 2001, with a 25-year amortization schedule thereafter. This note was restructured as part of the Northwestern Mutual Life Insurance Company restructuring, see note (C) above.

    (E) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

    (F) The six notes arising from the restructuring of certain debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

    (G) Weighted-average interest rate and maturity of the Company's long-term debt.

    (H) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

    (I) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

    (J) These 12 notes were prepaid as part of the Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company restructuring, see note (F) above. All the notes had a mark to market interest rate of 6.9% and maturity dates ranging from April 2000 to March 2003.

    (K) On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre.

    (L) These two notes were prepaid on September 15, 1999, in conjunction with the sale of these properties.

    The combined aggregate amount of maturities for all long-term borrowings for 1999 through 2003 are $58,000,000, $126,022,000, $12,926,000, $115,315,000 and
$83,579,000, respectively.

    Since most of the long-term debt is property related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

6. CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of September 30, 1999, $373.5 million of the facility was outstanding at a rate of approximately 6.8%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. In addition, at September 30, 1999, a letter of credit with Summit Bank in the amount of $5.5 million was outstanding at a rate of 1.40%. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 60.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.22 to 1.00. The above terms reflect an amendment to the Revolving Credit Facility that occurred during 1999. The amendment allowed the Company to increase its leverage from 55.0% to 60.0% in (ii) above. The Company also increased its ability to enter into mortgage debt under (v) above by decreasing the ratio from 2.5 to
2.22 to 1.00.

7. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. Through September 30, 1999, approximately $81.9 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 75.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

8. STOCKHOLDERS' EQUITY

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

    The following tables summarize the stock options and restricted stock grants for certain employees of the Company as of September 30, 1999:

STOCK OPTIONS

                          OPTIONS GRANTED   EXERCISE PRICE                          OPTIONS     OPTIONS      OPTIONS
DATE OF GRANT             (NO. OF SHARES)    (PER SHARE)           VESTING         EXERCISED   FORFEITED   EXERCISABLE
-------------             ---------------   --------------   --------------------  ---------   ---------   -----------
August, 1995............       637,500          $14.30       33.3%/yr, 10yr term    75,000            0      562,500
October, 1995...........       150,000          $14.30       33.3%/yr, 10yr term    10,500            0      139,500
March, 1997.............       880,000          $14.50       33.3%/yr, 10yr term    52,000            0      534,666
November, 1997..........        70,000          $18.44       33.3%/yr, 10yr term         0            0       23,333
February, 1998..........        70,000          $18.13       33.3%/yr, 10yr term         0       46,667       23,333
February, 1998..........       595,000          $18.25       33.3%/yr, 10yr term         0       26,668      198,333
March, 1998.............       200,000          $18.25       33.3%/yr, 10yr term         0      133,334       66,666
December, 1998..........     3,000,000          $17.25       33.3%/yr, 10yr term         0       34,433            0
January, 1999...........        20,000          $17.25       33.3%/yr, 10yr term         0            0            0
February, 1999..........        10,000          $17.25       33.3%/yr, 10yr term         0            0            0
June, 1999..............        10,000          $17.25       33.3%/yr, 10yr term         0            0            0

RESTRICTED STOCK GRANTS

                        VALUE AT GRANT       SHARES INITIALLY       SHARES FORFEITED   SHARES OUTSTANDING    SHARES VESTED
DATE OF GRANT          DATE (PER SHARE)   GRANTED (NO. OF SHARES)   (NO. OF SHARES)     (NO. OF SHARES)     (NO. OF SHARES)
-------------          ----------------   -----------------------   ----------------   ------------------   ---------------
August, 1995.........       $14.30                186,713                19,091              167,622              80,487
March, 1997..........       $16.40                100,000                     0              100,000              26,666
November, 1997.......       $18.44                 12,500                     0               12,500               3,333
March, 1998..........       $18.13                 12,500                10,833                1,667               1,667
March, 1998..........       $18.25                 19,178                     0               19,178               2,557
February, 1999.......       $15.50                113,500                 1,000              112,500               1,400

                       VESTING (A)
DATE OF GRANT           SEE NOTES
-------------          -----------
August, 1995.........       (B)
March, 1997..........       (C)
November, 1997.......       (D)
March, 1998..........       (E)
March, 1998..........       (F)
February, 1999.......       (G)

------------------------

    (A) Deferred compensation of approximately $6,100,000 is being amortized according to the respective amortization schedule for each vesting period noted below, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

    (B) The grant will fully vest with respect to 13.333% on June 30, 1996, 1997, 1998, 1999 and with respect to 46.668% on June 30, 2000.

    (C) The grant will fully vest with respect to 13.333% on June 30, 1998, 1999, 2000, 2001 and with respect to 46.668% on June 30, 2002.

    (D) The grant will fully vest with respect to 13.333% on June 30, 1998, 1999, 2000, 2001 and with respect to 46.668% on June 30, 2002.

    (E) The grant will fully vest with respect to 13.333% on March 15, 1999, 2000, 2001, 2002 and with respect to 46.668% on March 15, 2003.

    (F) The initial grant was to vest with respect to 13.333% on March 15, 1999, 2000, 2001, 2002 and with respect to 46.668% on March 15, 2003. Pursuant to the terms of a separation agreement, the vesting with respect to 16,621 shares will be accelerated to fully vest on December 31, 1999.

    (G) The grant will fully vest on February 1, 2004. Pursuant to the terms of certain separation agreements, the vesting with respect to 1,400 shares was accelerated to fully vest on July 1, 1999.

9. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    A distribution of $0.30 per share/unit was declared for the third quarter of 1999 and paid on August 31, 1999, to Common Stockholders and Unitholders of record as of July 30, 1999.

    On August 4, 1999, the Company paid a dividend of $1.155 per share to all preferred stockholders of record as of July 30, 1999.

    On September 28, 1999, the Company declared a distribution for the fourth quarter, payable on November 30, 1999, of $0.30 per share/unit to all Common Stockholders and Unitholders of record as of October 29, 1999.

10. NET INCOME PER COMMON SHARE

    The table below sets forth the calculation of net income per common share for the three and nine months ended September 30, 1999 and 1998 (Dollar amounts in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------
                                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                        -------------------   -------------------
                                                         BASIC     DILUTED     BASIC     DILUTED
                                                        --------   --------   --------   --------
Proceeds upon exercise of options.....................  $     --   $22,045    $     --   $40,940
Market price of shares
  average for the respective period...................  $     --   $ 15.47    $     --   $ 15.91
Treasury shares that could be repurchased (options)...        --     1,425          --     2,573
Option shares outstanding.............................        --     1,530          --     2,592
Weighted common stock equivalent shares (excess shares
  under option over Treasury shares that could be
  repurchased)........................................        --       105          --       157
Convertible preferred stock...........................        --     3,030
Convertible debt shares...............................        --       904          --        --
Weighted average common shares outstanding............   129,179   129,179     101,574   101,574
                                                        --------   -------    --------   -------
Adjusted weighted average common shares outstanding...   129,179   133,218     101,574   101,731

Net income for the period.............................  $ 42,267   $42,267    $ 18,958   $18,958
Interest on convertible debt..........................  $     --   $   182    $     --   $    --
Income applicable to Preferred stock..................  $   (875)  $    --    $   (875)  $  (875)
                                                        --------   -------    --------   -------
Net income applicable to Common shares................  $ 41,392   $42,449    $ 18,083   $18,083
Income per common share...............................  $   0.32   $  0.32    $   0.18   $  0.18

                                                                     NINE MONTHS ENDED
                                                         -----------------------------------------
                                                         SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                         -------------------   -------------------
                                                          BASIC     DILUTED     BASIC     DILUTED
                                                         --------   --------   --------   --------
Proceeds upon exercise of options......................  $     --   $22,045    $    --    $40,940
Market price of shares
  average for the respective period....................  $     --   $ 15.59    $    --    $ 17.29
Treasury shares that could be repurchased (options)....        --     1,414         --      2,368
Option shares outstanding..............................        --     1,530         --      2,592
Weighted common stock equivalent shares (excess shares
  under option over Treasury shares that could be
  repurchased).........................................        --       116         --        276
Convertible debt shares................................        --       904         --         --
Weighted average common shares outstanding.............   128,570   128,570     98,312     98,312
                                                         --------   -------    -------    -------
Adjusted weighted average common shares outstanding....   128,570   129,590     98,312     98,588

Net income for the period..............................  $ 97,039   $97,039    $60,964    $60,964
Interest on convertible debt...........................  $     --   $   558    $    --    $    --
Income applicable to Preferred stock...................  $ (2,625)  $(2,625)   $(2,625)   $(2,625)
                                                         --------   -------    -------    -------
Net income applicable to Common shares.................  $ 94,414   $94,972    $58,339    $58,339
Income per common share................................  $   0.73   $  0.73    $  0.59    $  0.59

    The stock options issued in November 1997, February 1998, March 1998, December 1998, January 1999, February 1999 and June 1999 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the three and nine month periods. The conversion of the 7% Cumulative Preferred Stock issued in August 1995 was not included in the calculation of diluted earnings per share for the nine months as such instruments were anti-dilutive during the period. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. As of September 30, 1999, 1,125,175 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 76,647 UPREIT Units have been redeemed for cash.

11. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $107,620,000 and $46,481,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

    During the first quarter of 1999, pursuant to the requirements of SOP 98-5 (as defined in Note 1), the Company wrote off all unamortized organizational costs and recorded a cumulative effect of a change in accounting principle of $630,044.

    On February 1, 1999, the Company issued 113,500 shares of restricted stock valued at $15.50 per share to certain employees of the Company. Refer to Note 8 for the vesting of this grant.

    On June 23, 1999, in conjunction with the restructuring of property-related debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company, the Company incurred an extraordinary loss of approximately $3,355,000, of which approximately $1,560,000 represents the unamortized premium/discounts associated with various debt instruments that were assumed as part of the Wilson Acquisition.

    On July 1, 1999, 1,000 shares of restricted Common Stock issued to certain employees of the Company were forfeited as a result of their separation from the Company.

    On July 30, 1999, 562,588 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On August 3, 1999, 562,587 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    For the nine months ended September 30, 1999, the Company has recorded a $1.3 million write-down on one of the assets held for sale which represents the difference between the carrying value of this asset and the expected selling price less costs to sell.

12. SEGMENT REPORTING

    The Company has one reportable segment--real estate. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 1.

    The Company evaluates performance based on net operating income from the individual properties in the segment. Selected results of operations for the three and nine months ended September 30, 1999 and

1998 and selected asset information as of September 30, 1999 and December 31, 1998 regarding the Company's operating segment are as follows (Dollar amounts in thousands):

                                                                           CORPORATE &    COMPANY
                                                           TOTAL SEGMENT    OTHER (A)      TOTAL
                                                           -------------   -----------   ----------
TOTAL REVENUES (B):
Three months ended:
  September 30, 1999.....................................   $  154,918      $   1,621    $  156,539
  September 30, 1998.....................................       82,021          7,017        89,038
Nine months ended:
  September 30, 1999.....................................      458,832          3,101       461,933
  September 30, 1998.....................................      237,647         19,437       257,084

TOTAL OPERATING AND INTEREST EXPENSE (C):
Three months ended:
  September 30, 1999.....................................   $   51,973      $  42,753    $   94,726
  September 30, 1998.....................................       30,927         19,229        50,156
Nine months ended:
  September 30, 1999.....................................      156,419        121,227       277,646
  September 30, 1998.....................................       87,844         56,440       144,284

NET OPERATING INCOME (D):
Three months ended:
  September 30, 1999.....................................   $  102,945      $ (41,132)   $   61,813
  September 30, 1998.....................................       51,094        (12,212)       38,882
Nine months ended:
  September 30, 1999.....................................      302,413       (118,126)      184,287
  September 30, 1998.....................................      149,803        (37,003)      112,800

TOTAL LONG-LIVED ASSETS (E):
  September 30, 1999.....................................   $3,798,301      $  79,453    $3,877,754
  December 31, 1998......................................    4,137,302         54,782     4,192,084

TOTAL ASSETS:
  September 30, 1999.....................................   $3,938,787      $ 216,365    $4,155,152
  December 31, 1998......................................    4,198,099         83,885     4,281,984

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

    (C) Total operating and interest expense represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $23,600,000 and $15,702,000 and $72,493,000 and $42,561,000 for the three and nine months ended September 30, 1999 and 1998, respectively.

    (D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note (C) above) for the period.

    (E) Long-lived assets is composed of total rental property, investments in joint ventures, other deferred costs, deferred tenant receivables and certain other assets.

ITEM 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included herein.

    When used in the following discussion, the words "believes", "anticipates", and similar expressions are intended to identify "forward-looking statements". The Company intends such forward-looking statements to be covered by the safe harbor provisions in Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including the risks discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these "forward-looking statements", which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these "forward-looking statements", which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

    Cornerstone's principal source of income is rental revenues received through its investment in 81 fee simple investments, six real estate partnerships, one limited liability company, one co-tenancy agreement and one mortgage. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), One Ninety One Peachtree Associates ("191 Peachtree"), Two Twenty Two Berkeley Associates ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and Avenue Associates Limited Partnership ("Market Square") (since November 1, 1998) have been consolidated because Cornerstone has the majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. 120 Montgomery Associates, LLC ("120 Montgomery") has been consolidated because the Company has the majority interest in the economic benefits and control of the major decisions of the limited liability company. The Company has accounted for its investment in Market Square (from February 1, 1998 through October 31, 1998) and One Post using the equity method of accounting because it did or does not have sufficient control of the day to day operations of the investment.

    PROPERTY RESULTS. For the three and nine months ended September 30, 1999 and 1998, property results can be summarized as follows (in thousands):

                                            FOR THE THREE   FOR THE THREE   FOR THE NINE    FOR THE NINE
                                            MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Office and Parking Rentals................    $153,859        $ 83,227        $455,509        $239,767
Less:
  Building Operating Expenses.............      34,445          18,896          98,043          52,947
  Real Estate Taxes.......................      17,930          12,034          55,608          34,900
  Depreciation and Amortization...........      23,600          15,702          72,493          42,561
                                              --------        --------        --------        --------
Total Operating Expenses..................      75,975          46,632         226,144         130,408
                                              --------        --------        --------        --------
Total Property Income.....................    $ 77,884        $ 36,595        $229,365        $109,359
                                              ========        ========        ========        ========

    The increase in property income of $41.3 million for the three months ended September 30, 1999 as compared to the same period in 1998 was due to $31.6 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998; $4.3 million from Market Square, which was consolidated starting November 1998; $5.4 million related to the properties held during both periods resulting primarily from increased leasing activity, increased rental rates and a reduction in depreciation due to fully depreciated leasing costs as well as the discontinued recording of depreciation on properties held for sale.

    The increase in property income of $120.0 million for the nine months ended September 30, 1999 as compared to the same period in 1998 was due to $92.0 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998; $12.3 million from Market Square, which was consolidated starting November 1998; $6.4 million from three properties acquired in the second quarter of 1998 (Wilshire Palisades, $2.3 million; One Memorial Drive, $2.6 million; and 201 California Street,
$1.5 million); $9.3 million related to the properties held during both periods resulting primarily from increased leasing activity, increased rental rates and a reduction in depreciation due to fully depreciated leasing costs as well as the discontinued recording of depreciation on properties held for sale.

    EARNINGS IN JOINT VENTURES.

    The earnings in joint ventures of $0.3 million and $0.7 million for the three and nine months ended September 30, 1999, respectively, is comprised of the Company's investments in One Post and WCP Services, Inc., which were acquired as part of the Wilson Acquisition.

    The earnings in joint ventures of $3.9 million and $10.2 million for the three and nine months ended September 30, 1998 was due to the acquisition of the partnership interest in Market Square in January 1998. The investment in Market Square was accounted for under the equity method of accounting from February 1998 through October 1998 due to the lack of sufficient control of the day to day operations of the investment. In November 1998, the Company gained sufficient control of the investment and began consolidating this investment.

    INTEREST AND OTHER INCOME.

    Interest and other income increased to approximately $2.4 million for the three months ended September 30, 1999 from approximately $2.0 million for the three months ended September 30, 1998. The increase was due to a $0.6 million increase in management fee income, a $0.5 million increase in other income and a $0.3 million increase in interest earned from short-term investments. These increases were offset by a $0.8 million decrease in tenant alteration income and a $0.2 million dollar decrease in lease cancellation income.

    Interest and other income decreased to approximately $5.7 million for the nine months ended September 30, 1999 from approximately $7.2 million for the nine months ended September 30, 1998. The decrease was due to a $1.8 million decrease in interest income from the mortgage loan and "buffer loan" on Market Square, a $2.0 million decrease in tenant alteration income and a $0.2 million decrease in lease cancellation income. These decreases were offset by a $1.4 million increase in other income, a $0.8 million increase in management fee income and a $0.3 million increase in interest earned from short-term investments.

    INTEREST EXPENSE.

    Interest expense incurred by Cornerstone was $35.1 million and $16.1 million for the three months ended September 30, 1999 and 1998, respectively. The increase in interest expense was due to an increase of $10.5 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $7.0 million on the Revolving Credit Facility due to increased borrowings; and an increase of $1.2 million related to One Memorial Drive, which is included in the new $180.0 million loan that was completed in May 1999 (see "Mortgage Indebtedness" below). One Memorial Drive was unencumbered during the three months ended September 30, 1998; adding to the increase was an increase of $0.1 in amortization of deferred financing costs; an increase of $0.1 million on the Corporate 500 Centre loan due to the

$10.0 million that was added to the principal balance as a result of the refinancing in October 1998; and an increase of $0.1 million on the 201 California Street loan.

    Interest expense incurred by Cornerstone was $104.2 million and $47.7 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense was due to an increase of $32.1 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $20.3 million on the Revolving Credit Facility due to increased borrowings; a $1.3 million increase in interest expense related to One Memorial Drive (as explained above); an increase of $0.8 million on the Corporate 500 Centre loan due mainly to the Property being acquired on January 28, 1998; an increase of $1.7 million on the 201 California Street and Wilshire Palisades loans due to these properties being acquired on June 3, 1998; an increase of $0.4 in the amortization of deferred financing costs; and an increase of $0.2 million on the DIHC Portfolio loans due to the sale of the Dearborn land in March 1998. These increases were offset by a $0.2 million decrease in interest on the One Norwest Center loan due to the refinancing of this loan in September 1998 and a $0.1 million decrease in interest on the Sixty State Street loan.

    GENERAL AND ADMINISTRATIVE.

    The aggregate amount of Cornerstone's general and administrative expenses increased to $7.2 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998. The increase in 1999 from 1998 of $4.0 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in the Company since June 30, 1998, especially the increase in employees due to the Wilson Acquisition.

    The aggregate amount of Cornerstone's general and administrative expenses increased to $19.8 million for the nine months ended September 30, 1999 from $8.7 million for the nine months ended September 30, 1998. The increase in 1999 from 1998 of $11.1 million is due to the additional employees, space, systems and other support necessary to manage the substantial growth in the Company since June 30, 1998, especially the increase in employees due to the Wilson Acquisition.

    CARRYING VALUE IN EXCESS OF MARKET VALUE OF ASSETS HELD FOR SALE.

    The Company has recorded a $2.5 million adjustment in carrying value in excess of market value for the three months ended September 30, 1999 due to the recognition of loss on the sale of three of the four sale properties which accounted for the $3.7 million write down as of June 30, 1999.

    The Company has eight properties held for sale as of September 30, 1999 which are valued at approximately $214.6 million, the lower of the carrying amount or the fair value less estimated cost to sell. The Company has recorded a $1.3 million write down on one of these assets which represents the difference between the carrying value of this asset and the expected selling price less costs to sell.

    GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS.

    During the third quarter of 1999, the Company sold eight properties for gross proceeds of approximately $201.7 million, resulting in a net gain of $9.1 million.

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

    MINORITY INTEREST IN OPERATING PARTNERSHIP.

    The minority interest in operating partnership increased to $6.3 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998 due to the minority unitholder's share of the partnership increasing from 3.9% to 12.9%.

    The minority interest in operating partnership increased to $14.7 million for the nine months ended September 30, 1999 from $1.4 million for the nine months ended September 30, 1998 due to the minority unitholder's share of the partnership increasing from 3.9% to 12.9%.

    MINORITY INTEREST IN JOINT VENTURES.

    The minority interest in joint ventures increased to $1.2 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998 due to the increased income at the joint venture properties which effects the allocation of minority interest to the Company's joint venture partners.

    The minority interest in joint ventures increased to $3.9 million for the nine months ended September 30, 1999 from $3.2 million for the nine months ended September 30, 1998 due to the increased income at the joint venture properties which effects the allocation of minority interest to the Company's joint venture partners.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                                   FOR THE NINE MONTHS ENDED   FOR THE NINE MONTHS ENDED
CASH FLOW PROVIDED BY (USED IN):                      SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
--------------------------------                   -------------------------   -------------------------
Operating activities.............................          $ 162,511                   $ 116,786
Investing activities.............................             68,725                    (303,632)
Financing activities.............................           (256,686)                    192,682
Earnings to fixed charges ratio..................               1.86                        2.16

    Cash provided by operating activities increased to approximately $162.5 million for the nine months ended September 30, 1999 from $116.8 million for the nine months ended September 30, 1998. The increase is primarily due to the cash flows from the interests in 69 properties acquired since the end of the third quarter of 1998.

    Cash provided by investing activities was approximately $68.7 million for the nine months ended September 30, 1999 whereas $303.6 million was used for the nine months ended September 30, 1998. The net increase in cash provided by investing activities of $372.3 million is primarily due to the following:

during the nine months ended September 30, 1998 the Company purchased Corporate 500 Centre for $135.0 million, One Memorial Drive for $23.5 million and 201 California Street and Wilshire Palisades for $28.1 million, incurred
$141.0 million in deferred cost as well as $15.5 million in other additions whereas the Company incurred $58.2 million in additions to existing properties for the same period in 1999; and during the nine months ended September 30, 1999, the Company sold eight properties for proceeds net of escrow amounts of $128.3 million whereas the Company sold two real estate investments for proceeds of $45.5 million during the same period in 1998. Further adding to the increase was the net change in the investment in Market Square of approximately
$7.1 million during 1998. These amounts were offset by a decrease of $1.0 in the repayment of a notes receivable from a related party (the note was paid off in January 1999) and an addition in other investments of $1.5 million made during 1999.

    Cash used in financing activities was $256.7 million during the nine months ended September 30, 1999, whereas $192.7 million of cash was provided by financing activities for the nine months ended September 30, 1998. The net increase in cash used in financing activities of $449.4 million is due to the following: in the first quarter of 1998, the Company's secondary offering provided net cash of $262.3 million; mortgage loan repayments increased by $203.0 million; credit facility borrowings decreased by $148.5 million; an increase of $3.1 million in debt prepayment costs; a decrease of $2.9 million in proceeds from the dividend reinvestment plan; an increase of $1.2 million in unitholder redemption; an increase of $14.4 million in distributions to minority partners; and an increase of $25.7 million in distributions to common stockholders. These increases in the use of cash were offset by an increase in mortgage loan borrowings of $97.6 million; a decrease in credit facility repayments of $96.0 million; a decrease of $2.7 million in restricted cash; a decrease in stock and debt issuance costs of $13.6 million; and an increase from proceeds received from options exercised of $1.8 million.

    The ratio of earnings to fixed charges and dividends on preferred stock decreased to 1.86 at September 30, 1999 from 2.16 at September 30, 1998 due mainly to the increase in the Company's leverage ratio.

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

    Included in FFO for the three months ended September 30, 1999 and 1998 is approximately $6,266,000 and $3,483,000, respectively, for free and deferred rental income (after adjustment for minority interest). Included in FFO for the nine months ended September 30, 1999 and 1998 is an increase of approximately $19,738,000 and $10,392,000, respectively, for free and deferred rental income (after adjustment for minority interest).

    The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the three and nine-month periods ended September 30, 1999 and 1998, respectively (in thousands):

                           FUNDS FROM OPERATIONS (1)

                                THREE MONTHS         THREE MONTHS         NINE MONTHS          NINE MONTHS
                                   ENDED                ENDED                ENDED                ENDED
                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1998   SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                             ------------------   ------------------   ------------------   ------------------
Net income.................        $42,267              $18,958             $ 97,039             $ 60,964
NAREIT adjustments:
  Depreciation and
    amortization(2)........         23,600               15,702               72,493               42,561
  Minority adjustments.....           (562)                (407)              (1,927)              (1,415)
  Unconsolidated
    depreciation(3)........            376                1,380                1,123                3,554
  Cumulative effect of a
    change in accounting
    principle..............             --                   --                  630                   --
  Impairment costs.........         (2,461)                  --                1,292                   --
  (Gain) loss on sale of
    assets.................         (9,132)                 127               (9,132)               2,324
  Extraordinary losses.....             --                2,269                3,355                2,269
Other adjustments:
  Amortization on rent
    notes..................             --                  387                   --                1,133
  Severance payments.......             --                   --                  247                   --
  Minority interest
    allocated to
    unitholders............          6,318                  780               14,655                1,426
                                   -------              -------             --------             --------
FUNDS FROM OPERATIONS......         60,406               39,196              179,775              112,816
Interest expense on
  convertible note.........            181                  200                  557                  604
                                   -------              -------             --------             --------
FUNDS FROM OPERATIONS
  (ADJUSTED FOR CONVERTIBLE
  DEBT)....................        $60,587              $39,396             $180,332             $113,420
                                   =======              =======             ========             ========

------------------------

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. For the three and nine months ended September 30, 1999, depreciation and amortization includes $995,000 and $2,969,000, respectively, of amortization relating to the intangible management and development company assets purchased as part of the Wilson Acquisition.

(3) For the three and nine months ended September 30, 1999, the unconsolidated depreciation adjustment includes $170,000 and $508,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

    The increase in FFO for the three and nine month periods ending
September 30, 1999 as compared to the same periods in 1998 is primarily due to the acquisition of interests in 69 properties as part of the

Wilson Acquisition and the acquisition of three additional properties (One Memorial Drive, 201 California Street and Wilshire Palisades) during 1998.

CAPITAL STOCK TRANSACTIONS

    On May 12, 1999, the Company received proceeds of approximately
$1.8 million and issued an additional 127,000 shares of Common Stock due to the exercise of certain stock options.

    On May 28, 1999, through a dividend reinvestment plan, the Company received proceeds of approximately $1.2 million and issued an additional 76,603 shares of Common Stock.

    On July 30, 1999, through the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,588 shares of Common Stock.

    On August 3, 1999, through the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,587 shares of Common Stock.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    On August 31, 1999, through a dividend reinvestment plan, the Company received proceeds of approximately $1.1 million and issued an additional 70,974 shares of Common Stock.

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

    On October 6, 1999, the Company restructured approximately $219.9 million of individual property related debt with Northwestern Mutual Life Insurance Company. The restructuring involves retiring the individual property related debt and creating a single $275.0 million loan which was cross-collateralized by six of the original seven properties. The loan has a ten-year term and bears interest at 7.23%. Upon closing the loan, the lien on 10 Almaden was released and the property was added to Cornerstone's unencumbered pool.

OTHER INDEBTEDNESS

    On November 3, 1998, a syndicate of 17 banks led by Bankers Trust Company, The Chase Manhattan Bank and NationsBank provided the Company with a
$550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or the Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of September 30, 1999,
$373.5 million of the facility was outstanding at a rate of approximately 6.8%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. These swaps are considered hedges for federal income tax purposes. In addition, at September 30, 1999, there was a letter of credit totaling $5.5 million with Summit Bank outstanding at a rate of 1.40%. During 1999, the Revolving Credit Facility was amended to allow the Company to increase its leverage from 55.0% to 60.0%. The amendment also increased the Company's ability to enter into mortgage debt by decreasing the ratio of total property asset value (as defined) to secured indebtedness from
2.5 to 2.22 to 1.00.

STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    Cornerstone intends to distribute at least 95.0% of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to all stockholders and unitholders of record as of January 29, 1999. Both distributions were paid on February 26, 1999. The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on May 28, 1999 (to stockholders and unitholders of record as of April 30, 1999). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on August 31, 1999 (to stockholders and unitholders of record as of July 30, 1999). On September 28, 1999, the Company declared a distribution for the fourth quarter, payable on November 30, 1999, of $0.30 per share/unit to all Common Stockholders and Unitholders of record as of October 29, 1999.

    On August 4, 1999, the Company paid a dividend of $1.155 per share to all preferred stockholders of record as of July 30, 1999.

    At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY

    At September 30, 1999, the Company had approximately $36.4 million in cash and cash equivalents and approximately $78.4 million in restricted cash. Restricted cash includes prepaid rents and security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. Restricted cash also includes the proceeds from the sale of three properties during 1999 totaling approximately $68.7 million which are restricted pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

    Cornerstone also had $176.5 million available under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis that will cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 1999.

OTHER MATTERS

  General

    The Company is not aware of any environmental issues at any of its Properties that would have a material adverse impact on the Company's operating results or financial condition. The Company believes it has sufficient insurance coverage at each of its Properties including earthquake insurance where necessary. A majority of the Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

  Year 2000 Compliance

    GENERAL

    The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or data involving date after December 31, 1999. This could result in a system failure or miscalculations causing disruptions of operations. Management recognizes the importance of ensuring that its business and operational systems are not disrupted as a result of Year 2000 issues.

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

    The first two sections of the plan, Home Office and Properties, are complete. Section three of the plan, External Agents, is complete, but we will continue to monitor our External Agents' Year 2000 readiness. We believe we will experience no material adverse effects as a result of Year 2000. However, as discussed below there are certain risks related particularly to External Agents.

    COST

    The total historical and anticipated remaining costs for the Year 2000 remediation are estimated to be immaterial to the Company's financial position and results of operations. The costs to date consist of recurring systems upgrades and replacements, immaterial internal staff costs and other expenses such as telephone and mailing costs. The information and real estate operating systems that were identified as non-compliant are at or approaching the end of their useful lives and were replaced or upgraded as a part of the normal operations of the Company.

    RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. External Agents having a material relationship with the Company (e.g., property managers, utilities, financial institutions, governmental agencies, municipalities and major tenants) are a potential risk based on their individual Year 2000 preparedness, which may not be within the Company's reasonable control.

    We are not aware of any matters with regard to External Agents which could give rise to a material default. However, non-compliance of External Agents including major tenants could have a material adverse impact on the Company's business, operating results and financial condition.

    CONTINGENCY PLANS

    The Company developed contingency plans to address any unexpected Year 2000 non-compliance. The contingency plans primarily relate to real estate operating systems and providing continuous service to tenants. Plans include providing on-site management and engineering staff continuously from December 31, 1999 through the first days of 2000. This on-site staff will address any unexpected issues by manually operating real estate operating systems.

    Even with contingency planning, the Company cannot guarantee an uncontrollable event such as a utility company outage, will not occur. In the event of a utility company outage all buildings (including ours) will experience the effects one way or another. In addition, the Company is aware of the view that the Year 2000 problem, if not adequately corrected, may cause a global economic crisis. We believe that such an event is unlikely, but an occurrence might have a material adverse impact on our operations. We cannot quantify the financial impact of such a scenario.

    YEAR 2000 COMPLIANCE DETAIL

    Home Office

     I. Inventory of all systems: The Company inventoried all information systems at its corporate offices in New York, Atlanta and San Mateo. The hardware systems primarily consist of desktop and laptop computers, server computers, printers, phone systems and local area and wide area network infrastructures. The software applications primarily consist of commercial off the shelf software ("COTS") products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks.

    II. Analysis of inventory and assessment of risk: The systems inventory has been analyzed as to its compliance via vendor certifications. Management believes all of the Home Office systems are Year 2000 compliant.

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

    Properties

     I. Inventory of all systems: The Company inventoried information and real estate operating systems at its Properties. The information systems primarily consist of desktop and laptop computers, server computers, printers, phone systems, local area and wide area network infrastructures, and COTS products for spreadsheet analysis, word processing, accounting, cash flow analysis and other office automation tasks. The real estate operating systems primarily consist of heating ventilation and air conditioning ("HVAC") systems, elevator systems, electrical systems, fire and life safety systems and security control systems.

    II. Analysis of inventory and assessment of risk: The systems inventory was analyzed as to its compliance via vendor certifications. Substantially all of the information and real estate operating systems are Year 2000 compliant. Those systems identified as non-compliant were upgraded or replaced. The Company replaced a previously identified, non-compliant property accounting system on September 1, 1999. This replacement was planned and was done in the ordinary course of business.

    III. Verification of compliance with vendors and major tenants: The Company verified compliance of systems through systems' documentation, mail correspondences and vendor web sites. The Company surveyed major tenants to verify compliance. All tenants were surveyed in regard to building access requirements from December 31,1999 through January 2, 2000.

    IV. Testing of critical equipment and processes: the Properties primarily use COTS products and do not significantly rely on any proprietary or customized systems. The Company tested real estate operating systems previously identified as critical to operation.

     V. Replacement or modification of systems: The Company replaced and modified non-compliant systems in the ordinary course of business.

    External Agents

    As part of the Company's Year 2000 compliance plan, significant service providers, vendors and customers have been identified and steps were undertaken to reasonably ascertain their stage of Year 2000 readiness. Through questionnaires, web sites, interviews, on site visits and other available means, the Company assessed the Year 2000 risk of its third party property managers, financial institutions, significant tenants and other significant business partners.

    Of the External Agents, the Company focused attention on assessing the Year 2000 risk of its third party property managers and the associated real estate operating systems (HVAC systems, elevator systems, electrical systems, fire and life safety systems and security control systems). Currently, through the process of surveys, interviews and on site visits, there has been no indication of material Year 2000 risks at the Company's third-party property managers.

    There can be no assurance that external Year 2000 issues will be identified and resolved prior to Year 2000. Should non-compliance of External Agents not be discovered, such non-compliance could have a material adverse impact on the Company's business, operating results and financial condition. Where possible, the Company will terminate any vendor relationships should it find any material Year 2000 issues with that vendor.

  Development Projects

    The Company has entered into an agreement to purchase a 927,000 square-foot Class A office building, currently under development, in downtown Minneapolis, Minnesota. As of September 30, 1999, approximately $89.1 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 75.0% pre-leased. The development is being financed through a construction loan by U.S. Bank. Upon completion, the Company will retire the construction loan and acquire the property from the developer for an amount to be determined by applying a negotiated formula to in-place net operating income.

SUBSEQUENT EVENT

    On October 1, 1999, the Company sold 66 Bovet for gross proceeds of approximately $9.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Approximately $1.3 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (dollar amounts in thousands) based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from LIBOR plus 0.5% to LIBOR plus 2.0%.

    Annual rates on advances from the Revolving Credit Facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.80% over the applicable LIBOR or the Prime Rate at the Company's option. Of the total advances outstanding under the facility at September 30, 1999, $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%.

                                                                                                                 FAIR
                                1999       2000       2001       2002       2003     THEREAFTER     TOTAL       VALUE
                              --------   --------   --------   --------   --------   ----------   ---------   ----------
LONG-TERM DEBT:
  Fixed rate................       --     65,000         --     67,000     67,417    1,105,812    1,305,229   $1,300,437
    Average interest rate...       --      7.28%         --      6.81%      7.32%        7.26%
  Variable rate.............   58,000     61,022    386,426     48,315     16,162          317      570,242      570,242
INTEREST RATE SWAPS:
  Variable to Fixed.........       --    250,000         --         --         --           --           --           --
    Average pay rate (1)....       --      5.07%         --         --         --           --           --           --
    Average receive rate
      (1)...................       --      5.38%         --         --         --           --           --           --

------------------------

(1) As of September 30, 1999.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Reference is made to Note 7 to the Condensed Consolidated Financial Statements, which is specifically incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 12, 1999, through the exercise of certain stock options, the Company issued 127,000 shares of Common Stock to a senior executive of the Company and received proceeds of $1,827,000.

    On May 28, 1999, through a dividend reinvestment plan available only to German shareholders, the Company issued 76,603 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $1,230,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.

    On July 30, 1999, through the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,588 shares of Common Stock.

    On August 3, 1999, through the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,587 shares of Common Stock.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    On August 31, 1999, through a dividend reinvestment plan available only to German shareholders, the Company issued 70,974 shares of Common Stock to such shareholders in lieu of paying cash dividends in the aggregate amount of $1,088,000. Such shares were issued and sold to persons outside the United States and were not registered under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    1)  Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges and
                      Preferred Stock Dividend Requirements

    2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule

    3)  Exhibit 99.1: Third Quarter 1999 Supplemental Package

(b) Reports on Form 8-K:

    1.  Form 8-K/A dated March 1, 1999

       Item 7-- Financial Statements, Pro Forma Financial Information and Exhibits. Pro forma financial statements regarding the Wilson Acquisition as of and for the period ending September 30, 1998.

    2.  Form 8-K dated March 24, 1999

       Item 5-- Supplemental information package distributed in conjunction with the Fourth Quarter 1998 Earnings Release of Cornerstone Properties Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CORNERSTONE PROPERTIES INC.
                                                       (Registrant)

                                                       By:              /s/ JOHN S. MOODY
                                                            -----------------------------------------
                                                                  John S. Moody, President & CEO

                                                       Date: November 15, 1999

                                                       By:             /s/ KEVIN P. MAHONEY
                                                            -----------------------------------------
                                                             Kevin P. Mahoney, Senior Vice President
                                                                   and Chief Financial Officer
                                                               (Principal Financial and Accounting
                                                                             Officer)

                                                       Date: November 15, 1999