Form 10-K
period 1999-12-31
CORNERSTONE PROPERTIES INC
filed 2000-03-27
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ____________ to
     ____________

                           COMMISSION FILE NUMBER 1-12861

                            CORNERSTONE PROPERTIES INC.

               (Exact name of Registrant as specified in its Charter)

                   NEVADA                                      74-2170858
      (State or other jurisdiction of
      incorporation and organization)              (IRS Employer Identification No.)

                                126 EAST 56TH STREET
                                 NEW YORK, NEW YORK
                      (Address of principal executive offices)

                                       10022
                                     (Zip Code)

                                   (212) 605-7100
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS:                             NAME OF EACH EXCHANGE ON WHICH REGISTERED:
-------------------------------------            --------------------------------------------

Common Stock, no par value                       New York Stock Exchange
                                                 Dusseldorf Stock Exchange
                                                 Frankfurt Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.   [  ]

    Aggregate market value of registrant's voting Common Stock held by non-affiliates as of March 22, 2000: $1,261,226,690.

Number of shares of Common Stock outstanding as of March 22, 2000: 129,289,211.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 82 Class A office buildings comprising approximately 18 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in nine major metropolitan areas throughout the United States: Atlanta, Boston, suburban Chicago, Minneapolis, New York City, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own and develop Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. The Company also provides property management, leasing, development and tenant improvement services to third parties on a fee basis through WCP Services, Inc., a taxable corporate subsidiary in which Cornerstone owns 95% of the equity, but only 1% of the voting common stock. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of March 22, 2000, Cornerstone owned approximately 87.1% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

    The Company was incorporated under the laws of the State of Nevada in May 1981. The Company's executive offices are located at Tower 56, 126 East 56(th) Street, New York, New York 10022. The Company has an internet website at "http://www.cstoneprop.com".

                               BUSINESS STRATEGY

OPERATING STRATEGY

    The Company seeks to achieve growth in its existing portfolio through the following:

    - Rental income increases as below-market leases expire and space is re-let at higher current market rents.

    - Strong emphasis on regular maintenance of the Properties as well as periodic refurbishment, renovation and redevelopment where such investment increases operating efficiency and provides attractive returns and cash flow growth.

    - A proactive leasing program directed toward the retention of existing tenants, and the leasing of additional space to those tenants, reducing the cost of lease rollovers and rental revenue fluctuations by removing "down" periods between tenant occupancies and reducing the "up front" costs (tenant improvements and leasing commissions) of signing leases.

FINANCING STRATEGY

    The Company's financing strategy: (i) incorporates long-term secured and unsecured corporate debt; (ii) minimizes exposure to fluctuations of interest rates; and (iii) maintains maximum flexibility to manage the Company's short-term cash needs. The Company uses leverage prudently to take advantage of what it believes to be the positive spread between the total return on investment and the cost of debt financing in the Class A office property market. Historically, the Company has employed somewhat higher levels of leverage than property companies holding assets of lesser quality, since the Company's high-quality assets and tenancy have generally produced occupancy rates, rent levels and income streams that are higher and more stable than those associated with lower quality assets.

    The Company has a $550.0 million line of credit with a term through November 3, 2001 (the "Revolving Credit Facility"). The Revolving Credit Facility is with a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America. The Revolving Credit Facility has been used for the acquisition of additional properties as well as for general working capital purposes. Borrowings under the Revolving Credit Facility bear interest at a rate between 1.10% and 1.40% above the applicable London Interbank Offered Rate ("LIBOR"), depending upon the Company's ratio of total debt to asset value (as defined) at the time of borrowing or the Prime Rate at the borrower's option. The Revolving Credit Facility is also available for the issuance of letters of credit.

                              RECENT DEVELOPMENTS

    EQUITY OFFICE PROPERTIES TRUST MERGER AGREEMENT. On February 11, 2000, the Company announced that it had entered into an agreement and plan of merger with Equity Office Properties Trust ("EOP") (the "EOP Merger"). The merger agreement provides for a merger of Cornerstone with and into EOP and a merger of the Operating Partnership with and into EOP Operating Limited Partnership. In the mergers, holders of common stock of Cornerstone and holders of Units in the Operating Partnership shall be entitled to elect to receive, for each share or unit, as the case may be, either 0.7009 of a share of beneficial interest of EOP (or, in the case of the Cornerstone Units, 0.7009 of a Class A Unit of EOP Operating Limited Partnership), or $18.00 per share (or per Unit, as the case may be) in cash, subject to pro ration as provided in the merger agreement. Each share of 7% Cumulative Convertible Preferred Stock, liquidation preference $16.50 per share, of Cornerstone shall be converted into the right to receive $18.00, plus accrued and unpaid dividends, in cash. For U.S. federal income tax purposes, the merger is expected to be tax-free to Cornerstone stockholders who are U.S. persons and who receive EOP shares in the merger, except that any such stockholder who receives cash in addition to EOP shares generally will recognize gain (but not loss) in an amount equal to the amount of cash received in the merger, or, if less, the excess of the fair market value of the EOP shares and cash received in the merger over the stockholder's basis in the Cornerstone common stock exchanged in the merger. The merger is also expected in most cases to be tax-free to Cornerstone stockholders who are non-U.S. persons, although certain non-U.S. stockholders may be subject to U.S. tax under the provisions of the Foreign Investment in Real Property Tax Act. The mergers are subject to customary closing conditions, including the approval of the merger by the shareholders of EOP and the stockholders of Cornerstone and the approval of the partnership merger, to the extent necessary, by the partners of EOP Operating Limited Partnership and the Operating Partnership.

    PROPERTY DISPOSITIONS. In 1999, the Company sold its interest in 13 office properties for gross proceeds of $495,705,000, comprising approximately
3.0 million rentable square feet in Charlotte, Denver, Phoenix (four properties), the San Francisco Bay Area (six properties) and Southern California. Also during 1999, the Company acquired a six-acre development project in the San Francisco Bay Area for approximately $36 million. On
March 15, 2000 and March 23, 2000, the Company sold its interest in two Properties located in East Bay, California for gross proceeds of $14,425,000 and $12,800,000, respectively. The Properties had been acquired as part of the Wilson Acquisition in December 1998.

    TERMS OF THE REVOLVING CREDIT FACILITY. During 1999, the Company amended the restrictive covenants contained in the Revolving Credit Facility. The amendment allowed the Company temporarily to increase its leverage by increasing the limitation on total liabilities to total property asset value (as defined) from 55.0% to 60.0% for a short period, which has since expired. The Company also increased its ability to enter into mortgage debt by decreasing the required ratio of total property asset value (as defined) to secured indebtedness from 2.5 to 1.00 to 2.22 to 1.00.

    PRUDENTIAL/NORTHWESTERN DEBT RESTRUCTURING. On June 23, 1999, the Company restructured approximately $163.0 million of property-related debt with Prudential Insurance of Company of America and Northwestern Mutual Life Insurance Company. The restructuring involved retiring 17 of the individual property-related debts and creating a single $180.0 million term loan which is cross-collateralized by six of the Company's properties. The loan has a ten-year term and bears interest at 7.26% per annum.

    UNITHOLDER REDEMPTIONS. On July 30, 1999, 562,588 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis; on August 3, 1999, 562,587 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis; and on March 8, 2000, 9,200 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis. On September 9, 1999 and January 10, 2000, 76,647 and 34,201 UPREIT Units were redeemed for cash equal to $15.25 and $14.99 per unit, respectively.

    NORTHWESTERN DEBT RESTRUCTURING. On October 6, 1999, the Company restructured approximately $219.9 million of individual property-related debt with Northwestern Mutual Life Insurance Company. The restructuring involved retiring the individual property-related debt and creating a single
$275.0 million term loan which is cross-collateralized by five of the original six properties. The loan has a ten-year term and bears interest at 7.23%. Upon closing the loan, the lien on 10 Almaden was released and the property was added to Cornerstone's unencumbered pool.

    DEVELOPMENT PROJECT MODIFICATION. In April 1998, the Company entered into a contract to acquire from the developer the 928,857 square-foot Piper Jaffray building under construction in Minneapolis. In November 1999, this contract was amended in connection with a 350,000 square-foot expansion lease with a major tenant of the building. The contract was amended to provide for a purchase price equal to the costs incurred in construction and development plus a fixed amount to the developer plus an additional amount based on the leasing of the building. In addition, at the Company's election, the closing of the acquisition may occur prior to the completion of the building, but the developer will remain obligated to complete the project.

    STOCK REPURCHASE PROGRAM. On December 9, 1999, the Company's Board of Directors approved a stock repurchase program ("Repurchase Program") under which the Company is permitted to purchase up to $100.0 million of the Company's outstanding Common Stock. The Board authorized the Company to make periodic purchases on or prior to December 31, 2000 using available working capital, either on the open market at prevailing prices or in privately negotiated transactions. As of December 31, 1999, the Company had repurchased 347,400 shares of its outstanding Common Stock for an aggregate cost of approximately $4.9 million. The Repurchase Program has been discontinued as a result of the merger with EOP.

    QUARTERLY DIVIDEND INCREASE AND DIVIDEND DECLARATION. On January 20, 2000, the Board of Directors increased the Company's quarterly dividend to $0.31 per share/unit to an annualized rate of $1.24 per share/unit. On this date, a distribution for the first quarter of 2000 of $0.31 per share/unit was declared to Common Stockholders and Unitholders of record as of January 31, 2000. This distribution was paid on February 29, 2000. On March 8, 2000, as provided in the merger agreement with EOP, the Board of Directors declared a distribution of $0.20 per share/unit, payable on April 14, 2000, to Common Stockholders and Unitholders of record as of March 31, 2000. This distribution was declared to make Cornerstone's distribution schedule consistent with that of EOP pending the merger (see above). Thereafter, it is anticipated that Cornerstone's distributions will be paid as of the end of each quarter until the completion of the EOP Merger.

    400 CAPITOL MALL ACQUISITION. On January 21, 2000, the Company purchased 400 Capitol Mall in Sacramento, California. This property contains approximately 502,000 rentable square feet. The total purchase price for the Property was approximately $130.0 million, consisting of approximately $128.0 million in cash which were Section 1031 exchange funds from the sale of One Norwest Center in Denver, Colorado, and approximately $2.0 million of which was paid in UPREIT Units valued at $17.25 per unit.

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

OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL
  ESTATE INDUSTRY

    GENERAL. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our stockholders. Several factors may adversely affect the economic performance and value of our Properties. These factors include among other things, changes in the national, regional and local economic climate, local conditions such as an oversupply of office properties or a reduction in demand for office properties, the attractiveness of our Properties to tenants, competition from other available office properties, changes in market rental rates and the need to periodically repair, renovate and relet space. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a Property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the Property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and financial distress or bankruptcies of tenants may adversely affect our financial condition.

    WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Through the end of 2004, leases will expire on a total of 53.6% of the "Annualized Rent" (the annualized monthly gross contractual rent under existing leases as of December 31, 1999). If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to stockholders would be adversely affected.

    DISPOSITIONS MAY NOT PROVIDE FAVORABLE RETURNS. Whether or not the EOP Merger takes place, the Company intends to continue the strategy of selling non-core Properties. If the sale prices for such Properties are less than we expect, the Company's disposition plan may fail to deliver expected returns. If we fail to sell such Properties in a timely fashion at attractive prices, our financial position and results of operations could be adversely affected.

    NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. The Company has continued to selectively acquire office properties. Newly acquired properties may fail to perform as expected. If newly acquired properties fail to deliver expected returns, our ability to service debt incurred in connection with such acquisitions and to make distributions to stockholders would be adversely affected.

    COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR
PROPERTIES. Other major real estate investors with greater access to capital than we have will compete with us for attractive investment opportunities. These competitors include other publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition has increased prices for office properties in recent years. As prices increase, the spread between the rate of return on investments and our cost of capital is reduced. Accordingly, the increase in prices for acquisitions will make it more difficult for us to make suitable property acquisitions on favorable terms.

    BECAUSE CORNERSTONE'S PROPERTIES ARE ILLIQUID AND SUBJECT TO RESTRICTIONS ON SALE, WE MAY NOT BE ABLE TO SELL PROPERTIES AT THE MOST FAVORABLE TIMES. Real estate investments, especially office property investments of relatively large size, generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our stockholders. Further, Cornerstone has entered into several agreements pursuant to which Cornerstone has subjected a number of its Properties, including all of the Properties acquired in the Wilson Acquisition, to restrictions that may adversely impact Cornerstone's ability to sell or otherwise dispose of such Properties if such disposal would result in certain adverse tax consequences for the former owners of such Properties. The Operating Partnership is also subject to a number of similar sale and merger restrictions and debt maintenance obligations in connection with certain of its Properties under the terms of amendments to the partnership agreement of the Operating Partnership entered into at the time of acquisition of such Properties. These restrictions may prevent us from selling Properties on favorable terms and thereby could adversely affect our financial position and results of operations.

    CORNERSTONE'S ASSETS ARE CONCENTRATED IN THE SAN FRANCISCO BAY AREA. 39 of the Company's 83 office Properties are located in the San Francisco Bay Area. This concentration of assets makes the Company particularly vulnerable to adverse changes in the San Francisco Bay Area economy. A deterioration of economic conditions in this market would have an adverse effect on our results of operations and our ability to make expected distributions to stockholders.

    CORNERSTONE'S ASSETS ARE CONCENTRATED IN EARTHQUAKE-PRONE AREAS. 57 of our office Properties are located in California, an area of particular earthquake risk. A major earthquake in California may cause substantial damage to or destruction of our Properties. We carry earthquake insurance on all of our Properties located in California. Our earthquake policies, however, are subject to coverage limitations and substantial deductibles. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings which require buildings to be constructed in such a manner as to minimize the effects of an earthquake. The current and strictest construction standards were adopted in 1987. Of the 57 office Properties located in California as of March 22, 2000, 23 have been built or significantly renovated since January 1, 1988, and we believe they were constructed substantially in compliance with the applicable standards existing at the time of construction. It is possible, however, that material losses in excess of insurance proceeds will occur in the future, which would have a material adverse impact on the Company's financial position.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

    To qualify as a REIT for federal income tax purposes we must distribute to stockholders each year at least 95% (90% beginning in 2001) of our "REIT taxable income" (excluding any net capital gain). Because of these distribution requirements, there may be situations in which we would not be able to fund certain capital needs. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase our leverage.

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

    FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a Property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value for the Company. The mortgages on our Properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the Property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our Revolving Credit Facility contains certain customary restrictions, requirements and other limitations on our ability to incur indebtedness. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

    OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our Debt-to-Total-Market-Capitalization Ratio, which is defined as the total indebtedness of the Company as a percentage of total indebtedness plus the market value of the outstanding shares of Common Stock (assuming the conversion of all outstanding shares of preferred stock and the redemption of all UPREIT Units into shares of Common Stock) as of December 31, 1999 was approximately 44.5%. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy in general.

    RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. Advances under the Revolving Credit Facility bear interest at a variable rate based upon LIBOR depending upon the Company's leverage ratio. We had, as of March 22, 2000, interest rate hedging agreements for approximately $250.0 million of our floating rate debt to limit our exposure to rising interest rates through December 31, 2000. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. We may borrow additional money with variable interest rates in the future, and enter into other transactions to limit our exposure to rising interest rates as appropriate. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense, which would adversely affect cash flow and our ability to service our debt and make expected distributions to stockholders.

PGGM AND WILLIAM WILSON III EXERCISE SIGNIFICANT INFLUENCE OF CORPORATE
  GOVERNANCE MATTERS

    PGGM owns approximately 35.4% of the outstanding shares of Common Stock as of March 22, 2000. As a result, PGGM exercises significant influence over the outcome of any matters submitted to a vote of stockholders. PGGM also has the right to designate two individuals for nomination to the Board of Directors of the Company. The Restated and Amended Bylaws of the Company provide that William Wilson III shall serve as Chairman of the Board for a term of at least three years from the date of the Wilson Acquisition, December 16, 1998, and during such term Mr. Wilson will have the right to designate himself and two other individuals to serve as directors of the Company. These provisions give
Mr. Wilson significant influence over the management of the Company. In exercising their control, PGGM and Mr. Wilson may have interests that differ from those of other stockholders with respect to prospective acquisitions or dispositions of assets, development opportunities, compensation policy, setting the appropriate degree of leverage for the Company or other matters.

WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES

    To remain qualified as a REIT for federal income tax purposes, not more than 50% of the value of our Common Stock outstanding may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Articles of Incorporation contain restrictions on share ownership that are designed to prevent violation of this requirement. We refer to this as the "Ownership Limit." Our Articles of Incorporation exempt certain stockholders from the Ownership Limit and permit the Board of Directors to waive or modify the Ownership Limit with respect to a stockholder where such exemption or waiver would not jeopardize our REIT status. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for the Common Stock.

THIRD-PARTY SERVICES BUSINESS RISKS; LACK OF CONTROL OF WCP SERVICES, INC.

    THIRD-PARTY SERVICES CONTRACTS MAY BE TERMINATED. In addition to ownership of our Properties, we provide fee-based management, leasing, construction and development services for third parties through WCP Services, Inc. Many of these services are provided under contracts that can be terminated by either party upon short or no notice. Any such contract would likely be terminated in connection with a sale of the property, over which we have no control. When they expire, these contracts might not be renewed or might be renewed on less favorable terms. Also, the rental revenues on which certain management fees are based could decline as a result of general real estate market conditions or specific market factors. This would result in decreased management fee income for the Company.

    WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESS. To facilitate maintenance of our REIT qualification, our third-party services business is conducted by WCP Services, Inc. Although we own 95% of the economic interest in WCP Services, Inc., 99% of its voting stock is owned by William Wilson III and John S. Moody. We therefore do not control the timing or amount of distributions or the management and operation of WCP Services, Inc. As a result, decisions relating to the declaration and payment of distributions and the business policies and operations of WCP Services, Inc. could be adverse to our interests or could lead to adverse financial results.

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY

    Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

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

THE MARKET VALUE OF THE COMMON STOCK CAN BE ADVERSELY AFFECTED BY A NUMBER OF
  FACTORS

    CHANGES IN MARKET CONDITIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES. As with other publicly traded shares, the value of our Common Stock depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following: the extent of institutional investor interest in the Company; the reputation of REITs and office REITs generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies); our financial condition and performance; and general financial market conditions.

    OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR SHARES. We believe that the market value of a REIT's common stock is based, at least in part, upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, as well as upon the real estate market value of the underlying assets. For that reason, our Common Stock may trade at prices that are higher or lower than the net asset value per share. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our Common Stock.

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

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX
  REQUIREMENTS

    FAILURE TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR STOCKHOLDERS. We have made an election to be taxed as a REIT and believe that we meet the requirements for qualification and taxation as a REIT. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Company is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT we must meet certain tests regarding the sources of our gross income and the nature of our assets. The Company is also required to distribute to stockholders at least 95% (90% beginning in 2001) of its "REIT taxable income" (excluding net capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service ("IRS") might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT.

    If the Company fails to qualify as a REIT, the Company would be subject to federal and in many cases state income taxes at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, the Company would remain disqualified as a REIT for four years following the year the Company first failed to qualify. If the Company failed to qualify as a REIT, the Company would have to pay significant income taxes and would therefore have less money available for investments or for distributions to stockholders. This would likely have a significant adverse effect on the value of our Common Stock. In addition, the Company would no longer be required to make any distributions to stockholders.

    EFFECT OF REIT DISTRIBUTION REQUIREMENTS. To qualify as a REIT, we are required each year to distribute to our stockholders at least 95% (90% beginning in 2001) of our "REIT taxable income" (excluding net capital gains). We are subject to federal income tax on any net income that we do not distribute. In addition, we are subject to a nondeductible 4% excise tax on the amount, if any, by which certain distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for the calendar year, plus any amount of such income not distributed in prior years. Although we anticipate that cash flow from operations will be sufficient to enable us to pay our operating expenses and meet the distribution requirements discussed above, there can be no assurance that this will be the case. In addition, there could be differences in timing between the accrual of income and the deduction of expenses in arriving at our taxable income. Under certain circumstances, it may be necessary for us to incur borrowings or otherwise obtain funds to satisfy the distribution requirements associated with maintaining qualification as a REIT. There can be no assurance that we will be able to borrow funds or otherwise obtain funds if and when necessary to satisfy such requirements.

GOVERNMENTAL REGULATIONS MAY IMPOSE SIGNIFICANT COSTS ON OUR BUSINESS

    The Properties are, and properties that the Company may acquire in the future will be, subject to various other federal, state and local regulatory requirements such as local building codes and other similar regulations. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in substantial compliance with all applicable regulatory requirements. Although no material expenditures are contemplated at this time in order to comply with any such laws or regulations, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by the Company, which could have an adverse effect on the Company and its ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing at the Properties may result in significant unanticipated expenditures, which could adversely affect the Company and its ability to make expected distributions to stockholders.

                                   TAX STATUS

    The Company has elected to be taxed as a REIT for federal income tax purposes and believes that it has met the requirements for qualification and taxation as a REIT commencing with its taxable year ended December 31, 1983. As a REIT, the Company generally is not subject to corporate federal income tax on net income that it currently distributes to its stockholders, provided that the Company satisfies certain technical requirements relating to, among other things, the composition of its gross income and assets and the requirements to distribute at least 95% (90% beginning in 2001) of its "REIT taxable income" to stockholders.

                                  COMPETITION

    The leasing of real estate is highly competitive. The Company's Properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided and the design and condition of the improvements. The Company also experiences competition when attempting to acquire interests in desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors. In addition, the Company competes for the acquisition of building sites or redevelopment opportunities with domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

                               INDUSTRY SEGMENTS

    The Company has one reportable segment--real estate. The Company does not have foreign operations and its business is not seasonal. Refer to the Notes to Consolidated Financial Statements which are part of this report for further discussion.

                                   EMPLOYEES

    As of December 31, 1999, the Company had approximately 340 employees.

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

    The "forward-looking statements" contained in this document are made under the captions "Business--The Company", "--Business Strategy", "--Recent Developments", "--Risk Factors", "--Tax Status", "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "--Liquidity and Capital Resources". Moreover, the Company, through its senior management, may from time to time make "forward-looking statements" about matters described herein or other matters concerning the Company.

    Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management of Cornerstone that could cause actual results to differ materially from those contemplated by the forward-looking statements include, but are not limited to, difficulties related to acquisitions and integrations of real estate companies or portfolios, adverse changes in real estate markets, increases in interest rates, increased development of properties that compete with the Company's portfolio, earthquakes or other casualties in areas where a substantial number of the Company's buildings are located, risks related to the Company's liquidity and capital requirements, risks of a deterioration in general economic conditions and other matters disclosed under the caption "Risk Factors" herein.

ITEM 2.  PROPERTIES

TABLE OF PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at December 31, 1999:

MARKET NAME                                                   TOTAL RENTABLE    CORNERSTONE       YEAR
PROPERTY                                                       SQUARE FEET     INTEREST (A)    CONSTRUCTED    LEASED     NOTES
------------------------------------------------------------  --------------   -------------   -----------   --------   --------
BOSTON, MASSACHUSETTS
  Sixty State Street........................................       823,014         100.0%         1979         100%           B
  500 Boylston Street.......................................       714,513          91.5%         1988         100%           C
  222 Berkeley Street.......................................       530,844          91.5%         1991         100%           C
  125 Summer Street.........................................       463,691         100.0%         1989          74%
  One Memorial Drive........................................       352,764         100.0%         1985         100%           D
                                                                ----------                                     ----
  MARKET TOTAL..............................................     2,884,826                                      96%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings).....................................       514,255         100.0%      1982-1987        96%           E
  Peninsula Office Park (7 buildings).......................       492,044         100.0%      1971-1998       100%           E
  Seaport Centre............................................       463,418         100.0%         1988         100%           E
  Bay Park Plaza (2 buildings)..............................       257,058         100.0%      1985-1998       100%           E
  One Bay Plaza.............................................       176,533         100.0%         1979          99%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,903,308                                      99%

ATLANTA, GEORGIA
  191 Peachtree Street......................................     1,215,288          80.0%         1991          98%         C,F
  200 Galleria..............................................       432,698         100.0%         1985          98%           C
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,647,986                                      98%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings)............................       329,348         100.0%      1985-1987        96%           E
  ADP Plaza (2 buildings)...................................       300,308         100.0%      1987-1989        95%           E
  PeopleSoft Plaza..........................................       277,562         100.0%         1984         100%           E
  Norris Tech Center (3 buildings)..........................       260,513         100.0%      1984-1990       100%           E
  Golden Bear Center........................................       160,587         100.0%         1986          99%           E
  2700 Ygnacio Valley Road..................................       103,214         100.0%         1984          99%           E
  Park Plaza................................................        87,040         100.0%         1986         100%           E
  1600 South Main...........................................        83,277         100.0%         1983          98%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,601,849                                      98%

SEATTLE, WASHINGTON
  Washington Mutual Tower (3 buildings).....................     1,154,560          50.0%         1988          98%           G
  110 Atrium Place..........................................       215,172         100.0%         1981         100%           E
  Island Corporate Center...................................       100,009         100.0%         1987          97%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,469,741                                      98%

SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings)............................       354,629         100.0%      1971-1999        99%         E,H
  10 Almaden................................................       294,809         100.0%         1989         100%           E
  Pruneyard Shopping Center.................................       252,210         100.0%        1970s          90%           E
  Embarcadero Place (4 buildings)...........................       192,081         100.0%         1984         100%           E
  Pruneyard Inn.............................................        94,500         100.0%         1989          N/A         E,I
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,188,229                                      98%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street.....................................       420,310          66.7%         1955          95%           E
  One Post..................................................       391,450          50.0%         1969          99%           E
  201 California Street.....................................       240,230         100.0%         1980          96%           J
  188 Embarcadero...........................................        85,183         100.0%         1985          99%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,137,173                                      97%

MARKET NAME                                                   TOTAL RENTABLE    CORNERSTONE       YEAR
PROPERTY                                                       SQUARE FEET     INTEREST (A)    CONSTRUCTED    LEASED     NOTES
------------------------------------------------------------  --------------   -------------   -----------   --------   --------
MINNEAPOLIS, MINNESOTA
  Norwest Center............................................     1,117,439          50.0%         1988         100%           K
                                                                ----------                                     ----
  MARKET TOTAL..............................................     1,117,439                                     100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings)...............................       688,709          70.0%         1990          99%         C,L
  99 Canal Center...........................................       137,945         100.0%         1986         100%           C
  TransPotomac Plaza 5......................................        96,392         100.0%         1983         100%           C
  11 Canal Center...........................................        70,365         100.0%         1986          98%           C
                                                                ----------                                     ----
  MARKET TOTAL..............................................       993,411                                      99%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings)........................       679,039         100.0%      1986/1990        99%           M
  One Lincoln Centre........................................       297,040         100.0%         1986          89%
                                                                ----------                                     ----
  MARKET TOTAL..............................................       976,079                                      96%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
  West Wilshire (2 buildings)...............................       235,787         100.0%      1960-1976        94%           E
  Wilshire Palisades........................................       186,714         100.0%         1981         100%           J
  Janss Court...............................................       125,709         100.0%         1989         100%         E,N
  Searise Office Tower......................................       122,292         100.0%         1975         100%           E
  Commerce Park.............................................        94,367         100.0%         1977          79%         E,O
  429 Santa Monica..........................................        83,243         100.0%         1982          88%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       848,112                                      95%

ORANGE COUNTY, CALIFORNIA
  Bixby Ranch...............................................       277,289         100.0%         1987          98%           E
  18301 Von Karman..........................................       219,508         100.0%         1991          88%           E
  2677 North Main...........................................       213,318         100.0%         1987          94%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       710,115                                      94%

SAN DIEGO, CALIFORNIA
  Centerside II.............................................       286,949         100.0%         1987          93%           E
  Crossroads................................................       133,553         100.0%         1983         100%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       420,502                                      95%

NEW YORK CITY, NEW YORK
  527 Madison Avenue........................................       215,332         100.0%         1986         100%
  Tower 56..................................................       163,633         100.0%         1983          99%           P
                                                                ----------                                     ----
  MARKET TOTAL..............................................       378,965                                      99%

LOS ANGELES, CALIFORNIA
  700 North Brand...........................................       202,531         100.0%         1981          94%           E
  Warner Park Center........................................        57,366         100.0%         1986         100%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       259,897                                      95%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings)...........................       118,990         100.0%         1990          97%           E
  Agoura Hills..............................................       115,208         100.0%         1987         100%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       234,198                                      99%

OTHER REGIONS
  U.S. West (Murray, Utah)..................................       136,608         100.0%         1985          76%           E
  Exposition Centre (Sacramento, California)................        72,971         100.0%         1984          70%           E
                                                                ----------                                     ----
  MARKET TOTAL..............................................       209,579                                      74%
                                                                ----------                                     ----
  TOTAL PORTFOLIO...........................................    17,981,409                                      97%
  Minority Interest Adjustment (Q)..........................      (728,307)
                                                                ----------                                     ----
  CORNERSTONE PORTFOLIO.....................................    17,253,102                                      96%
                                                                ==========                                     ====

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

(C) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the DIHC Portfolio"). The Company acquired the DIHC Portfolio for a purchase price of approximately
    $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's initial public offering in April 1997 and $54.0 million from its Revolving Credit Facility. The Company has since sold the asset in Charlotte as well as the undeveloped parcel of land in Chicago.

(D) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the Property was approximately $112.5 million, approximately $23.5 million of which was paid in cash, approximately $29.0 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $60.0 million of which was paid in Common Stock valued at $17.50 per share.

(E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately
    9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 94,500 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area. The Company has since sold eleven assets comprising approximately 1.2 million square feet.

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

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1999, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, with the Company receiving the remainder of the cash flow of the Property.

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

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1999, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

(H) The final phase of the Pruneyard complex, Pruneyard Place, was completed and occupied on April 1, 1999. The building was entirely pre-leased.

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

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1999, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 74.4%.

(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the year ended
    December 31, 1999, the Company received 100% of the cash flow from the Property. On November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

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

(N) Janss Court is a seven-story Class A mixed-use building containing approximately 126,000 square feet. In addition to approximately 93,000 square feet of retail and office space, Janss Court offers 32 apartments for a total of 33,000 rentable square feet of residential space.

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

    None of the above Properties had either (i) net book values equal to 10.0% or more of the Company's total assets as of December 31, 1999 or (ii) gross revenues equal to 10.0% or more of the Company's consolidated gross revenues for the year ended December 31, 1999.

DEBT SCHEDULE

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of December 31, 1999 and 1998, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (dollar amounts in thousands).

PROPERTY                                 AMORTIZATION     INTEREST RATE (A)      MATURITY DATE    12/31/99     12/31/98
--------                               ----------------   -----------------      -------------   ----------   ----------
FIXED RATE
-------------------------------------
TransPotomac Plaza (B)...............  Interest Only                  7.28%          Oct-2000    $   65,000   $   65,000
West Wilshire Office and Medical.....  25 year                        6.90%          Jan-2002        16,926       17,301
Searise Office Tower.................  25 year                        6.90%          Jan-2002        11,607       11,864
Exposition Centre....................  25 year                        6.90%          May-2002         5,081        5,200
Wilshire Palisades...................  22 year                        6.70%          Jul-2002        29,047       29,902
110 Atrium Place.....................  30 year                        6.90%          Mar-2004        21,517       21,838
                                       Interest only                  7.47%          Oct-2004        65,000       65,000
527 Madison Avenue and One Lincoln
  Centre (B).........................
Sixty State Street...................  30 year                        6.84%          Jan-2005        85,420       87,627
Island Corporate Center..............  30 year                        6.90%          Apr-2005        13,170       13,294
Washington Mutual Tower..............  Interest only                  7.53%          Nov-2005        79,100       79,100
Norwest Center.......................  Interest only                  8.74%          Dec-2005       110,000      110,000
Agoura Hills.........................  25 year                        6.90%          Dec-2005        12,003       12,328
Janss Court..........................  30 year                        6.90%          Dec-2005        18,357       18,723
Bayhill 4,5,6 & 7....................  25 year                        6.90%          Dec-2006        57,764       59,071
Market Square (C) and 200 Galleria     Interest only                  7.54%          Oct-2007       120,000      120,000
  (B)................................
Corporate 500 Centre.................  25 year                        6.66%          Nov-2008        88,424       89,765
188 Embarcadero (D)..................  25 year                        7.26%          Aug-2009        15,606        9,135
Centerside II (D)....................  25 year                        7.26%          Aug-2009        24,254       13,818
700 North Brand (D)..................  25 year                        7.26%          Aug-2009        26,938       18,108
Golden Bear Center (D)...............  25 year                        7.26%          Aug-2009        20,477       15,753
Bixby Ranch (D)......................  25 year                        7.26%          Aug-2009        28,528       20,243
One Memorial Drive (D)...............  25 year                        7.26%          Aug-2009        63,119           --
125 Summer Street (E)................  25 year                        7.23%          Nov-2009        78,844       50,000
Tower 56 (E).........................  25 year                        7.23%          Nov-2009        25,024       17,548
Peninsula Office Park 1,3,4,5,6,8 & 9  25 year                        7.23%          Nov-2009        88,128       60,242
  (E)................................
Embarcadero Place (E)................  25 year                        7.23%          Nov-2009        38,149       26,061
201 California Street (E)............  25 year                        7.23%          Nov-2009        44,504       33,071
                                                                                                 ----------   ----------
Total Fixed Rate Debt................                                 7.31%(F)        7.1 yrs(F) $1,251,987   $1,069,992
                                                                                                 ----------   ----------
VARIABLE RATE
Seaport Centre (G)...................  Interest only       LIBOR plus 1.50%          Dec-2000        58,000       58,000
The Pruneyard........................  24 year             LIBOR plus 1.50%          Jul-2000        60,947       49,384
Convertible Promissory Note due        Interest only         8.11% max (I)           Jan-2001        12,926       12,926
  2001 (H)...........................
120 Montgomery Street................  24 year             LIBOR plus 1.40%          Nov-2002        48,160       46,930
Norris Tech Center...................  25 year             LIBOR plus 1.65%          Dec-2003        16,066       16,392
Other loans..........................  Various                     Various            Various           245          597
                                                                                                 ----------   ----------
Total Variable Rate Debt.............                                 7.40%(F)        1.5 yrs(F) $  196,344   $  184,229
                                                                                                 ----------   ----------

PROPERTY                                 AMORTIZATION     INTEREST RATE (A)      MATURITY DATE    12/31/99     12/31/98
--------                               ----------------   -----------------      -------------   ----------   ----------
REPAID DEBT
-------------------------------------

18301 Von Karman (J).................  --                               --                 --            --       10,647
1600 South Main (J)..................  --                               --                 --            --        5,038
Biltmore Lakes (J)...................  --                               --                 --            --       11,468
Belmont Shores (J)...................  --                               --                 --            --        9,839
2677 North Main (J)..................  --                               --                 --            --       10,774
2700 Ygnacio Valley Road (J)           --                               --                 --            --        5,035
Westlake Spectrum (J)................  --                               --                 --            --        3,993
Park Plaza (J).......................  --                               --                 --            --        4,940
Warner Park Center (J)...............  --                               --                 --            --        5,213
429 Santa Monica (J)                   --                               --                 --            --       10,176
Crossroads (J).......................  --                               --                 --            --        7,339
Westlake Spectrum II (J).............  --                               --                 --            --        5,284
Two ADP Plaza (K)....................  --                               --                 --            --       13,400
Two Corporate Centre (K).............  --                               --                 --            --       18,600
One & Two Gateway (L)................  --                               --                 --            --        8,679
Scottsdale Centre (L)................  --                               --                 --            --        7,745
66 Bovet (L).........................  --                               --                 --            --        3,939
One Norwest Center (M)...............  --                               --                 --            --       98,252
1300 South El Camino (L).............  --                               --                 --            --        4,007
10 Almaden (N).......................  --                               --                 --            --       33,885
                                                                                                 ----------   ----------
Total Repaid Debt....................                                                            $       --   $  278,253
                                                                                                 ----------   ----------
Total Cornerstone Debt before                                         7.32%(F)        6.4 yrs(F) $1,448,331   $1,532,474
  adjustments........................
                                                                                                 ----------   ----------
Adjustments:
One Post (O).........................  5 year                         6.90%            Dec-02        17,220       17,250
120 Montgomery (P)...................  4 year              LIBOR plus 1.40%            Nov-02       (16,037)     (15,646)
Norwest Center (P)...................  Interest only                  8.74%            Dec-05       (28,215)     (24,310)
                                                                                                 ----------   ----------
Total Adjustment.....................                                                            $  (27,032)  $  (22,706)
                                                                                                 ----------   ----------
Total Cornerstone Share of Debt......                                 7.29%(F)        6.4 yrs(F) $1,421,299   $1,509,768
                                                                                                 ==========   ==========

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

(C) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

(D) The six notes arising from the restructuring of certain debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(E) The five notes arising from the restructuring of certain debt with Northwestern Mutual Life Insurance Company are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(F) Weighted-average interest rate and maturity of the Company's long-term debt.

(G) On December 15, 1999, through an extension and modification agreement, the maturity date of the $58.0 million variable rate debt held on Seaport Centre was extended from December 31, 1999 to December 31, 2000. All other terms of the note remain unchanged.

(H) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

(I) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(J) These 12 notes were prepaid as part of the Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company restructuring, see note (D) above. All the notes had a mark to market interest rate of 6.9% and maturity dates ranging from April 2000 to March 2003.

(K) On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre.

(L) These notes were prepaid in conjunction with the sale of these properties.

(M) The note was assumed by the purchaser as of the date of closing, in conjunction with the sale of this property during the fourth quarter.

(N) This note was prepaid as part of the Northwestern Mutual Life Insurance Company restructuring, see note (E) above. This note had a mark to market interest rate of 6.9% and a maturity of April 2004.

(O) Amount relates to the Company's share of property debt as this Property is accounted for under the equity method of accounting.

(P) Amounts relate to the joint venture or minority partners' portion of the total debt. Calculations are based on the partners' 1999 percentage participation in the cash flow of such Property.

    The combined aggregate amount of maturities for all long-term borrowings for 2000 through 2004 are $183,947,000, $12,926,000, $110,821,000, $16,066,000 and
$86,517,000, respectively.

    REVOLVING CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of December 31, 1999,
$329.0 million of the facility was outstanding at a rate of approximately 8.0%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. Beginning January 2000, the rate will be reduced to 5.41% through the expiration of the swaps in December 2000. The Revolving Credit Facility contains certain restrictive covenants including:
(i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement;
(ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.25 to 1.00 thereafter; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than
2.22 to 1.00. The above terms reflect an amendment to the Revolving Credit Facility that occurred during 1999. The amendment allowed the Company to temporarily increase its leverage from 55.0% to 60.0% in (ii) above for a short period, which has since expired. The Company also increased its ability to enter into mortgage debt under (v) above by decreasing the ratio required from 2.5 to
1.00 to 2.22 to 1.00.

TENANTS

    The Company's tenants include local, regional, national and international companies engaged in a variety of businesses. The following table sets forth, as of December 31, 1999, information concerning the ten largest tenants ranked by their respective percentages of the Company's aggregate annualized rent. Annualized rent is the monthly contractual base rent under existing leases as of December 31, 1999, multiplied by 12.

                                                               WEIGHTED
                                                               AVERAGE     PERCENTAGE OF
                                                              REMAINING      AGGREGATE                   PERCENTAGE OF
                                                              LEASE TERM     PORTFOLIO      AGGREGATE      AGGREGATE
                                                  NUMBER OF   IN MONTHS     ANNUALIZED      RENTABLE       OCCUPIED
TENANT (A)                                        BUILDINGS      (B)         RENT (C)      SQUARE FEET    SQUARE FEET
----------                                        ---------   ----------   -------------   -----------   -------------
Norwest Corporation [Wells Fargo]...............       4          181            2.8%         795,424          4.6%
Massachusetts Financial Services................       1           38            2.4%         328,540          1.9%
Hale & Dorr.....................................       1          162            2.4%         319,501          1.9%
Wachovia Bank...................................       1          108            2.2%         380,442          2.2%
King & Spalding.................................       1          109            2.0%         314,443          1.8%
The New England Life............................       2          105            1.3%         216,978          1.3%
Perkins Coie....................................       1          132            1.2%         240,127          1.4%
Houghton Mifflin................................       1           86            1.1%         225,883          1.3%
PeopleSoft Corporation..........................       1          105            1.0%         210,940          1.2%
McKesson HBOC, Inc. ............................       1          157            0.6%         132,476          0.8%
                                                                 ----          -----       ----------        -----
TOTAL/WEIGHTED AVERAGE (B)......................                  123           17.0%       3,164,754         18.4%
                                                                 ====          =====       ==========        =====

(a) Actual tenant may be a subsidiary of, or an entity affiliated with, the named tenant.

(b) Weighted Average calculation based on aggregate rentable square footage occupied by each tenant.

(c) Annualized Rent is the monthly contractual base rent under existing leases as of December 31, 1999 multiplied by 12.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

    The shares of Common Stock of the Company are traded on the New York, Frankfurt and Dusseldorf Stock Exchanges. Quotations of the Common Stock in New York are made in United States Dollars. Quotations in Dusseldorf and Frankfurt are shown in the following table, in Deutsche Marks. Current quotations in Dusseldorf and Frankfurt are made in Euro. The high and low sales prices of the Common Stock on the New York Stock Exchange for each quarter of 1999 and 1998 were as follows:

1999                                                    HIGH             LOW
----                                                  --------         --------
1st Quarter.........................................   $16.50           $14.25
2nd Quarter.........................................   $16.94           $14.25
3rd Quarter.........................................   $16.19           $15.13
4th Quarter.........................................   $15.44           $13.06

1998
----
1st Quarter.                                          $  19.63         $  17.25
2nd Quarter.........................................   $18.38           $16.19
3rd Quarter.........................................   $18.00           $13.38
4th Quarter.........................................   $16.00           $14.06

    The high and low sales prices of the Common Stock on the Frankfurt Stock Exchange for each quarter of 1999 and 1998 were as follows:

1999                                               HIGH               LOW
----                                             ---------         ---------
1st Quarter....................................   DM27.97           DM24.25
2nd Quarter....................................   DM31.29           DM24.45
3rd Quarter....................................   DM30.71           DM26.40
4th Quarter....................................   DM28.36           DM24.45

1998
----
1st Quarter.                                       DM35.00           DM31.50
2nd Quarter....................................   DM33.60           DM28.80
3rd Quarter....................................   DM32.00           DM23.00
4th Quarter....................................   DM26.80           DM23.00

    The high and low sales prices of the Common Stock on the Dusseldorf Stock Exchange for each quarter of 1999 and 1998 were as follows:

1999                                               HIGH               LOW
----                                             ---------         ---------
1st Quarter....................................   DM27.44           DM24.50
2nd Quarter....................................   DM30.38           DM23.81
3rd Quarter....................................   DM30.18           DM26.85
4th Quarter....................................   DM28.62           DM24.30

1998
----
1st Quarter.                                       DM35.00           DM31.50
2nd Quarter....................................   DM33.60           DM28.10
3rd Quarter....................................   DM32.20           DM23.50
4th Quarter....................................   DM26.10           DM23.00

    The closing quotation of the Company's common stock on March 22, 2000 was U.S. 17.19 on the New York Stock Exchange, [EURO]17.60 on the Frankfurt Stock Exchange and [EURO]17.40 on the Dusseldorf Stock Exchange.

    As of March 22, 2000, there were approximately 200 holders of record of the Common Stock.

    For 1999, Cornerstone paid distributions to Common Stockholders and Unitholders of $0.15 per share/unit on February 26, 1999 (to Common Stockholders and Unitholders of record as of December 15, 1998); $0.15 per share/unit on February 26, 1999 (to Common Stockholders and Unitholders of record as of January 29, 1999); $0.30 per share/unit on May 28, 1999 (to Common Stockholders and Unitholders of record as of April 30, 1999); $0.30 per share/unit on August 31, 1999 (to Common Stockholders and Unitholders of record as of
July 30, 1999); and $0.30 per share/unit on November 30, 1999 (to Common Stockholders and Unitholders of record as of October 29, 1999).

    For 1998, Cornerstone paid distributions to its Common Stockholders and Unitholders of $0.30 per share/unit on February 27, 1998 (to Common Stockholders and Unitholders of record as of January 30, 1998); $0.30 per share/unit on May 28, 1998 (to Common Stockholders and Unitholders of record as of April 30,
1998); $0.30 per share/unit on August 31, 1998 (to Common Stockholders and Unitholders of record as of July 31, 1998); and $0.30 per share/unit on November 30, 1998 (to Common Stockholders and Unitholders of record as of October 30, 1998).

    The Company intends to continue to pay cash distributions to its Common Stockholders and Unitholders. It is expected that distributions will be made on a quarterly basis in 2000 and, in accordance with the Company's qualification as a REIT, will be equal to at least 95% of the Company's REIT taxable income (excluding any net capital gains). The Company intends that at least 85% of all distributions from income earned during any taxable year will be made prior to the end of such taxable year. No assurance can be given as to the amounts of future distributions since they are subject to the Company's FFO, earnings, financial condition, and such other factors as the Board of Directors deem relevant.

    The merger agreement with EOP contains restrictive covenants on the payment of distributions by Cornerstone other than a distribution of $0.20 per share/unit payable on April 14, 2000, to holders of record on March 31, 2000, and regular quarterly distributions thereafter of not more than $0.31 per share/ unit.

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

    On May 28, 1999 and August 31, 1999, through a dividend reinvestment plan, the Company issued 76,603, and 70,974 shares, respectively, of Common Stock and received proceeds of approximately $1,230,000 and $1,088,000, respectively. The dividend reinvestment plan was suspended effective as of September 30, 1999.

    On July 30, 1999, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,588 shares of Common Stock.

    On August 3, 1999, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,587 shares of Common Stock.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    On September 9, 1999, 76,647 UPREIT Units were redeemed for cash of approximately $1.2 million.

    On December 9, 1999, the Company's Board of Directors approved the Repurchase Program under which the Company is permitted to purchase up to $100.0 million of the Company's outstanding Common Stock. The Board authorized periodic purchases on or prior to December 31, 2000 using available working capital, either on the open market at prevailing prices or in privately negotiated transactions. As of December 31, 1999, the Company had repurchased 347,400 shares of its outstanding Common Stock for an aggregate cost of approximately $4.9 million. The Repurchase Program has been discontinued as a result of the pending merger with EOP.

    On January 10, 2000, 34,201 UPREIT Units were redeemed for cash of approximately $0.5 million.

    On January 21, 2000, the Operating Partnership issued a total of 115,869 UPREIT Units to certain persons (including certain executive officers) in connection with the acquisition 400 Capitol Mall in Sacramento, California. See "Item 1. Business--Recent Developments-400 Capitol Mall Acquisition." Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in an exempt transaction pursuant to
Section 4(2) of the Securities Act.

    On March 8, 2000, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 9,200 shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data has been derived from, and should be read in conjunction with the related audited consolidated financial statements.

                                                   1999         1998         1997        1996       1995
                                                ----------   ----------   ----------   --------   ---------
                                                         (In thousands, except per share amounts)
BALANCE SHEET DATA:
Real estate investments before accumulated
  depreciation................................  $3,951,465   $4,262,136   $1,947,272   $799,662   $ 706,988
Total assets..................................   4,170,228    4,281,984    2,051,481    766,180     586,089
Long-term debt................................   1,448,331    1,532,474      706,178    400,142     369,600
Credit facility...............................     329,000      465,000      187,000         --          --
Total liabilities.............................   1,890,636    2,138,309      940,062    442,375     403,927
Redeemable preferred stock....................  $       --   $       --   $       --   $162,743   $      --

OPERATING DATA:
Revenues......................................  $  617,448   $  359,486   $  173,911   $116,908   $  92,387
Expenses......................................     465,675      262,173      134,041    106,646      90,427
Gain (loss) on sale of real estate assets.....     131,034       (2,076)          --         --          --
Minority interest.............................      40,737        7,469        2,368      1,519       3,417
Gain (loss) on interest rate swap.............          --           --           99      4,278      (7,672)
Cumulative effect of a change in accounting
  principle...................................        (630)          --           --         --          --
Extraordinary loss............................      10,787        4,303           54      3,925       4,445
Net income (loss).............................  $  230,653   $   83,465   $   37,547   $  9,096   $ (13,574)
Net income per common share, Basic............  $     1.76   $     0.80   $     0.63   $   0.19   $   (0.94)
Net income per common share, Diluted..........  $     1.74   $     0.80   $     0.63   $   0.19   $   (0.94)
Dividends declared per common share...........  $     0.90   $     1.50   $     1.04   $   1.20   $    1.16

OTHER DATA:
Cash Flow from:
  Operations..................................  $  223,505   $  182,797   $   65,922   $ 34,522   $  20,036
  Investing...................................      52,488     (823,082)    (462,837)   (57,259)   (135,527)
  Financing...................................    (318,183)     677,424      306,842    129,800     110,725
  Funds From Operations (1)...................  $  242,426   $  155,915   $   68,308   $ 34,719   $  21,424

--------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Selected Consolidated Financial Data set forth above and the Consolidated Financial Statements and Notes included herein.

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

RESULTS OF OPERATIONS

    Cornerstone's principal source of income is rental revenues received through its investment in 76 fee simple investments, six real estate partnerships, one limited liability company, one co-tenancy agreement and one mortgage. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), One Ninety One Peachtree Associates ("191 Peachtree"), Two Twenty Two Berkeley Associates ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and Avenue Associates Limited Partnership ("Market Square") (since November 1, 1998) have been consolidated because Cornerstone has the majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. 120 Montgomery Associates, LLC ("120 Montgomery") has been consolidated because the Company has the majority interest in the economic benefits and control of the major decisions of the limited liability company. The Company has accounted for its investment in Market Square (from February 1, 1998 through October 31, 1998) and One Post using the equity method of accounting because it did not or, in the case of One Post, does not have sufficient control of the day-to-day operations of the investment.

    PROPERTY RESULTS. For the years ended December 31, 1999, 1998, and 1997 property results can be summarized as follows (in thousands):

                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                               ------------------   ------------------   ------------------
Office and Parking Rentals...................       $607,409             $338,515             $159,828
Less:
  Building Operating Expenses................        132,630               75,663               35,962
  Real Estate Taxes..........................         71,554               46,760               25,560
  Depreciation and Amortization..............         96,726               59,278               30,978
                                                    --------             --------             --------
Total Operating Expenses.....................        300,910              181,701               92,500
                                                    --------             --------             --------
Total Property Income........................       $306,499             $156,814             $ 67,328
                                                    ========             ========             ========

    The increase in property income from 1998 to 1999 of $149.7 million was due to a net increase of $120.5 million derived from the interests in 69 properties acquired as part of the Wilson Acquisition on December 16, 1998 (the Company has since sold eleven of these properties); an increase of $14.1 million from Market Square which was consolidated starting November 1998; an increase of $9.2 million from four properties acquired during 1998 (Wilshire Palisades, $2.0 million; One Memorial Drive, $2.6 million; 201 California Street,
$1.4 million; and Corporate 500 Centre, $3.2 million); and a net increase of $9.0 million related to the properties held during both periods resulting primarily from increased leasing activity, increased rental rates and a reduction in depreciation due to fully depreciated leasing costs as well as the discontinued recording of depreciation on properties held for sale. These increases were offset by a

$1.4 million decrease due to asset sales during 1999 and 1998 and a $1.7 million decrease at 125 Summer Street due to a large vacant space for a portion of 1999.

    The increase in property income from 1997 to 1998 of $89.5 million was due in part to the additional property income of $54.8 million derived from the DIHC Portfolio, which was acquired in October 1997. The five single property acquisitions during 1998 and the Wilson Acquisition, which occurred in December 1998, added $29.0 million and $4.3 million, respectively of additional property income. At the properties held during both periods, property income at Norwest Center increased $0.2 million due to an increase in net rental income. Property income at Washington Mutual Tower increased $1.6 million due to higher office rental revenue of $1.2 million, an increase in net parking rental income of $0.2 million, a decrease of $0.1 million in real estate tax expense, a decrease of $0.7 million in depreciation and amortization expense offset by a decrease of $0.4 million in expense recovery income and an increase of $0.2 million in building operating expenses. Property income at 125 Summer Street increased $0.6 million due to increased rental rates and the lease up of the former Gadsby and Hannah space which was vacant during the same period in 1997. Property income at 527 Madison Avenue increased $0.9 million mainly because its 1997 results reflected only the period after it was purchased in February 1997. These increases were offset by a reduction in property income of $1.3 million at the Frick Building which was due to the sale of this building in April 1998 and an increase of $0.6 million of depreciation and amortization on acquisition costs.

    EARNINGS IN JOINT VENTURES.

    The earnings in joint ventures of approximately $0.9 million in 1999 is comprised of the Company's investments in One Post and WCP Services, Inc., both of which were acquired as part of the Wilson Acquisition.

    The earnings in joint ventures of approximately $11.4 million in 1998 was mainly due to the acquisition of the partnership interest in Market Square in January 1998. The investment in Market Square was accounted for under the equity method of accounting from February 1998 through October 1998 due to the lack of sufficient control of the day-to-day operations of the investment. In
November 1998, the Company gained sufficient control of the investment and began consolidating this investment. The amount attributable to Market Square of $11.3 million is comprised of approximately $17.1 million of interest earned on the loans which was offset by an equity in loss of approximately $5.8 million. The remaining $0.1 million of earnings in joint ventures is comprised of equity earnings from the Company's investments in One Post and WCP Services, Inc.

    INTEREST AND OTHER INCOME.

    Interest and other income was $9.1 million in 1999, $9.6 million in 1998 and $14.1 million in 1997. These amounts primarily consist of interest earned from short-term investments, tenant alteration income in 1998, lease cancellation income, interest earned on a mortgage note receivable in 1998, a note receivable from a partner, management fee income and income from advisory contracts in 1997.

    The 1999 decrease in interest and other income of $0.5 million from 1998 is due to a $2.1 million decrease in interest income from the mortgage loan and "buffer loan" on Market Square, a $2.6 million decrease in tenant alteration income and a $0.3 million decrease in lease cancellation income. These decreases were offset by a $1.4 million increase in other income, a $1.2 million increase in management fee income and a $1.9 million increase in interest earned from short-term investments.

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

    INTEREST EXPENSE.

    Interest expense incurred by Cornerstone was $137.8 million, $67.5 million and $34.0 million for 1999, 1998, and 1997, respectively.

    The increase in 1999 from 1998 of approximately $70.3 million is due to an increase of $40.5 million from the property mortgages assumed as part of the Wilson Acquisition; an increase of $23.9 million on the Revolving Credit Facility due to increased borrowings; a $2.4 million increase in interest expense related to One Memorial Drive, which is included in the new
$180.0 million loan that was completed in June 1999 (see "Mortgage Indebtedness" below); an increase of $0.8 million on the Corporate 500 Centre loan due mainly to the Property being acquired on January 28, 1998; an increase of $1.9 million on the 201 California Street and Wilshire Palisades loans mainly due to these properties being acquired on June 3, 1998; an increase of $0.6 in the amortization of deferred financing costs; an increase of $0.2 million on the DIHC Portfolio loans due to the sale of the Dearborn land in March 1998; and an increase of $0.7 million in interest expense related to 125 Summer Street and Tower 56, which were included in the new $275.0 million loan that was completed in October 1999 (see "Mortgage Indebtedness" below). These increases were offset by a $0.6 million decrease in interest on the One Norwest Center loan due to the refinancing of this loan in September 1998, as well as the sale of this property in December 1999 and a $0.1 million decrease in interest on the Sixty State Street loan.

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

    GENERAL AND ADMINISTRATIVE EXPENSES.

    The aggregate amount of Cornerstone's general and administrative expenses increased to $27.0 million in 1999 from $12.9 million in 1998 and $7.6 million in 1997. The increase of $14.1 million in 1999 from 1998 and the increase of $5.3 million in 1998 from 1997 is due mainly to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the most recent twenty-seven month period.

    GAIN (LOSS) ON SALE OF REAL ESTATE ASSETS.

    During 1999, the Company sold its interest in 13 office properties for gross proceeds of $495.7 million, comprising approximately 3.0 million rentable square feet in Charlotte, Denver, Phoenix (four properties), the San Francisco Bay Area (six properties) and Southern California, resulting in a gain of approximately $131.0 million.

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

    On December 29, 1998, Market Square sold a condominium unit located in Washington D.C., for gross proceeds of approximately $0.3 million, resulting in a gain of approximately $0.2 million.

    MINORITY INTEREST IN OPERATING PARTNERSHIP.

    The increase in minority interest in operating partnership from 1998 to 1999 of $32.1 million is due to the increase in unitholders and increased income offset slightly by the minority unitholders share of the partnership decreasing from 13.7% to 12.9%.

    The increase in minority interest in operating partnership from 1997 to 1998 of $2.9 million is due to the minority unitholders share of the partnership increasing from 0% to 13.7%.

    MINORITY INTEREST IN JOINT VENTURES.

    The increase in minority interest in joint ventures from 1998 to 1999 of $1.2 million is due to the change in the components of the joint venture properties, as well as the increased income at the joint venture properties which affects the allocation of minority interest to the Company's joint venture partners.

    The increase in minority interest in joint ventures from 1997 to 1998 of $2.2 million is primarily due to the increased income at the joint venture properties which affects the allocation of minority interest to the Company's joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                               FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                               ------------------   ------------------   ------------------
Cash flow provided by (used in):
Operating activities.........................       $223,505             $182,797             $ 65,922
Investing activities.........................         52,488             (823,082)            (462,837)
Financing activities.........................       (318,183)             677,424              306,842
Earnings to fixed charges ratio..............           2.58                 2.02                 1.62

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Cash provided by operating activities increased to approximately
$223.5 million for 1999 from $182.8 million for 1998. The increase is primarily due to the cash flows from the interests in 69 properties acquired in the Wilson Acquisition. The Company has since sold eleven of these assets.

    Cash provided by investing activities was approximately $52.5 million for 1999 whereas $823.1 million was used for 1998. The net increase in cash provided by investing activities of $875.6 million is primarily due to the following: during 1998 the Company purchased Corporate 500 Centre for $135.0 million, One Memorial Drive for $23.5 million, 201 California Street and Wilshire Palisades for $29.5 million, and the Properties acquired in the Wilson Acquisition for $465.0 million; during 1998, the Company incurred an additional $144.2 million in additions to existing properties whereas the Company incurred $79.3 million in additions to existing properties for the same period in 1999; and during 1999, the Company sold thirteen Properties for proceeds net of escrow amounts of $136.7 million whereas the Company sold two real estate investments for proceeds of $45.9 million during the same period in 1998. Further adding to the increase was the net change in investments in real estate joint ventures of approximately $31.4 million and a decrease in other investments of $36.9 million during 1999. These amounts were offset by a decrease of $1.4 in the repayment of a notes receivable from a related party (the note was paid off in January 1999).

    Cash used in financing activities was $318.2 million during 1999, whereas $677.4 million of cash was provided by financing activities for 1998. The net increase in cash used in financing activities of $995.6 million is due to the following: a decrease in the amount received from common stock offerings of $462.3 million (the Company had a secondary offering in February 1998 of approximately $262.3 million and an additional stock purchase by PGGM of $200.0 million whereas there were no stock offerings during 1999); an increase in the costs associated with the Repurchase Program of approximately
$4.9 million in 1999; a decrease in borrowings under the credit facility of $437.5 million; an increase in repayments under mortgage loans of $429.6 million; a decrease in proceeds received from the dividend reinvestment plan of $4.4 million; an increase of $13.1 million in debt prepayment costs; an increase of $1.2 million in unitholder redemptions; and an increase in distributions to minority partners and common stockholders of $15.6 million and $37.7 million, respectively. These increases were offset by the following: an increase of $362.6 million in borrowings under mortgage loans; a decrease of $23.5 million in repayments under the credit facility; a $4.7 million increase in restricted cash; a decrease of $18.0 million in stock and debt issuance costs; and an increase of $1.8 million in option exercise proceeds.

    The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.58 at December 31, 1999 from 2.02 at December 31, 1998, due mainly to the net gain on real estate assets during 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Cash provided by operating activities increased to approximately
$182.8 million for 1998 from approximately $65.9 million for 1997. The increase is primarily due to the cash flows from the interests in 87 properties acquired since the end of the third quarter of 1997.

    Cash used in investing activities increased to approximately $823.1 million for 1998 from approximately $462.8 million for 1997 due mainly to the following acquisitions for approximately $653.0 million (net of any shares or units issued and debt assumed): Corporate 500 Centre; One Memorial Drive; 201 California Street and Wilshire Palisades; Market Square; and the Wilson Acquisition. In addition, the Company incurred an additional $144.2 million in additions to existing properties as well as an additional $41.9 million in additions to other investments. Further adding to the increase is the Company's net investment in real estate joint ventures of approximately $31.4 million. These investments were partially offset by the approximate $18.8 million, approximate
$26.7 million and approximate $0.3 million in proceeds from the sale of the Dearborn Land, the Frick Building and the Market Square condominium, respectively. In addition, these investments were partially offset by the receipt of approximately $1.5 million from the repayment of notes receivable. During 1997, the Company invested approximately $67.0 million in 527 Madison Avenue, approximately $260.0 million in the DIHC Portfolio, approximately
$131.5 million in Sixty State Street and approximately $5.6 million in other property investments. These investments were slightly offset by the receipt of approximately $1.3 million from the repayment of notes receivable.

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

CAPITAL STOCK TRANSACTIONS

    On January 31, 1997, through a dividend reinvestment plan, Cornerstone received proceeds of approximately $3.7 million and issued an additional 243,907 shares of Common Stock to stockholders.

    On April 21, 1997, the Company received $225.4 million in gross proceeds from the public offering of 16,100,000 new shares of Common Stock at a price of $14.00 per share and listed on the New York Stock Exchange through underwriters led by Merrill Lynch & Co. The net proceeds were used as partial consideration for the purchase of the PGGM Portfolio.

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

    On October 27, 1997, as consideration for the acquisition of the PGGM Portfolio, Cornerstone issued 34,185,500 shares of Common Stock to PGGM as compensation for the acquisition of interests in nine Class A office buildings and an undeveloped parcel of land.

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

    On July 30, 1999, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,588 shares of Common Stock.

    On August 3, 1999, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 562,587 shares of Common Stock.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    On August 31, 1999, through a dividend reinvestment plan, the Company received proceeds of approximately $1.1 million and issued an additional 70,974 shares of Common Stock.

    During December 1999, the Company repurchased 347,400 shares of its outstanding Common Stock for an aggregate cost of approximately $4.9 million through its Repurchase Program. See "Item 1. Business--Recent
Developments--Stock Repurchase Program."

FUNDS FROM OPERATIONS

    The Company calculates Funds from Operations ("FFO") based upon guidance from the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures. The Company has adjusted 1997 FFO by the net gain on interest rate swaps due to the non-cash nature of this item.

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

    Included in FFO for 1999, 1998, and 1997 is approximately $25.3 million, $14.5 million and $2.7 million, respectively, for free and deferred rental income (after adjustment for minority interest).

    The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the last three years (amounts in thousands):

                                                                FUNDS FROM OPERATIONS (1)
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $230,653   $ 83,465   $37,547
NAREIT adjustments:
  Depreciation and amortization (2).........................    96,726     59,278    30,978
  Minority adjustments......................................    (2,686)    (2,120)   (1,551)
  Unconsolidated depreciation (3)...........................     1,507      4,054        --
  Cumulative Effect of a Change in Accounting Principle.....       630         --        --
  Realized/unrealized gain..................................        --         --       (99)
  (Gain) Loss on sale of Assets.............................  (131,034)     2,076        --
  Extraordinary loss........................................    10,787      4,303        54
Other adjustments:
  Amortization on rent notes................................        --      1,531     1,379
  Severance payments........................................       861        478        --
  Minority interest allocated to unitholders................    34,982      2,850        --
                                                              --------   --------   -------
FUNDS FROM OPERATIONS.......................................   242,426    155,915    68,308
                                                              --------   --------   -------
Interest Expense on Convertible Note........................       745        790       792
                                                              --------   --------   -------
FUNDS FROM OPERATIONS (ADJUSTED FOR CONVERTIBLE DEBT).......  $243,171   $156,705   $69,100
                                                              ========   ========   =======

------------------------

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. For the years ended December 31, 1999 and 1998, depreciation and amortization includes $3,959,000 and $170,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

(3) For the years ended December 31, 1999 and 1998, the unconsolidated depreciation adjustment includes $678,000 and $170,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

    The increase in FFO from 1998 to 1999 of approximately $86.5 million is primarily due to the full year of operations of the 69 properties acquired as part of the Wilson Acquisition (eleven of these assets have since been sold), as well as the four additional properties acquired during 1998.

    The increase in FFO from 1997 to 1998 of approximately $87.6 million is due to the $45.9 million increase in net income due to the following changes described in the captions above in more detail: an increase in total property income of $89.5 million and an increase in earnings in joint ventures of $11.4 million; these amounts are partially offset by a decrease in interest and other income of $4.5 million; an increase in interest expense of $33.5 million; an increase in general and administrative expenses of $5.4 million; an increase in gain (loss) on sale of real estate assets of $2.1 million; an increase in minority interest of $5.1 million; a decrease in net gain on interest rate swaps of $0.1 million; and an increase in extraordinary loss of $4.3 million.

    The following factors also contributed to the increase in FFO: a $28.3 million increase in depreciation and amortization due to new property acquisitions, plus a $4.1 million increase in unconsolidated depreciation, plus a $0.1 million reduction in realized/unrealized gain on interest rate swaps, plus a $2.1 million increase in gain (loss) on sale of real estate assets, plus a $4.2 million increase in extraordinary loss, plus a $0.6 million increase in amortization on rent notes and severance payments and a $2.9 million increase in minority interest allocated to unitholders. These amounts are partially offset by the $0.6 million decrease in minority interest adjustments.

MORTGAGE INDEBTEDNESS

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

    On October 27, 1997, the Company entered into three mortgage loans with PGGM as purchase money financing for the PGGM Portfolio. The mortgages, which are cross-collateralized, encumber TransPotomac Plaza 5, 527 Madison Avenue, One Lincoln Centre, 200 Galleria and the first mortgage note on Market Square. These mortgages total $250.0 million and are interest only with no prepayment rights. The first loan has a $65.0 million principal balance, bears interest at a rate of 7.28% and matures in October 2000. Upon repayment of this loan, PGGM will release the lien on TransPotomac Plaza 5. The second loan has a $65.0 million principal balance, bears interest at a rate of 7.47% and matures in October 2004. Upon repayment of this loan, PGGM will release the liens on 527 Madison Avenue and One Lincoln Centre. The third loan has a $120.0 million principal balance, bears interest at a rate of 7.54% and matures in October 2007. Upon repayment of this loan, PGGM will release the liens on 200 Galleria and Market Square.

    On December 31, 1997, the Company purchased the second mortgage on Sixty State Street in Boston, Massachusetts. The property has a first mortgage in the amount of approximately $78.4 million, which matures in January 2005. The loan requires amortization based on a 30-year schedule and bears interest at a rate of 9.5%. While the face amount of the first mortgage is $77.9 million, and the interest rate is 9.5%, the Company is carrying the debt at $85.4 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.84%.

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

    On June 3, 1998, the Company assumed the mortgage on 201 California Street in San Francisco, California. The loan required amortization based on a 30-year schedule and bore interest at a rate of 6.9%. This mortgage was restructured as part of the Northwestern Mutual Life Insurance Company restructuring on October 6, 1999 (see below).

    On June 3, 1998, the Company assumed the mortgage on Wilshire Palisades in Santa Monica, California. The loan requires amortization based on a 22-year schedule and bears interest at a rate of 8.04%. While the face amount of the loan is $28.8 million, and the interest rate is 8.04%, the Company is carrying the debt at $29.0 million, which is the market value of the loan at the time of the closing, less the amortization of principal and premium since closing, based upon a market interest rate for similar quality loans of 6.7%.

    On September 25, 1998, the Company completed the refinancing of the $96.1 million mortgage on One Norwest Center with the Connecticut General Life Insurance Company ("CIGNA") and the Massachusetts Mutual Life Insurance Company ("Mass Mutual"). As a result of the refinancing, the principal balance was increased to $98.5 million, the term of the loan was extended from three years to ten years and the interest rate was reduced from 7.50% to 6.90%. In conjunction with the sale of this property during the fourth quarter of 1999, the mortgage was assumed by the purchaser at closing.

    On December 16, 1998, the Company assumed various mortgages totaling approximately $760.0 million as part of the Wilson Acquisition. The loans have various amortization periods and interest rates. Certain assumed loans were prepaid subsequent to the closing but prior to year end.

    During June 1999, the Company restructured approximately $163.0 million of property-related debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company. The restructuring involved retiring 17 of the individual property-related debts and creating a single
$180.0 million term loan which is cross-collateralized by six of the Company's properties. The loan has a ten-year term and bears interest at 7.26% per annum.

    On October 6, 1999, the Company restructured approximately $219.9 million of individual property-related debt with Northwestern Mutual Life Insurance Company. The restructuring involved retiring the individual property-related debt and creating a single $275.0 million term loan which is cross-collateralized by five of the original six properties. The loan has a ten-year term and bears interest at 7.23%. Upon closing the loan, the lien on 10 Almaden was released and the property was added to Cornerstone's unencumbered pool.

    On December 15, 1999, through an extension and modification agreement, the maturity date of the $58.0 million variable rate debt held on Seaport Centre was extended from December 31, 1999 to December 31, 2000. All other terms of the note remain unchanged.

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

    On November 3, 1998, a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America provided the Company with a $550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of December 31, 1999, $329.0 million of the facility was outstanding at a rate of approximately 8.0%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. Beginning January 2000, the rate will be reduced to 5.41% through the expiration of the swaps in December 2000. These swaps are considered hedges for federal income tax purposes. During 1999, the Revolving Credit Facility was amended to allow the Company temporarily to increase its leverage from 55.0% to 60.0% for a short period, which has since expired. The amendment also increased the Company's ability to enter into mortgage debt by decreasing the required ratio of total property asset value (as defined) to secured indebtedness from
2.5 to 1.00 to 2.22 to 1.00.

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

STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    Cornerstone intends to distribute at least 95.0% (90% beginning in 2001) of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. In connection with the Wilson Acquisition, the Company paid distributions of $0.15 per share/unit to all stockholders and unitholders on February 26, 1999 (to stockholders and unitholders of record as of December 15, 1998 and January 29, 1999). The Company paid distributions of $0.30 per share/ unit to all stockholders and unitholders on May 28, 1999 (to stockholders and unitholders of record as of April 30, 1999). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on August 31, 1999 (to stockholders and unitholders of record as of July 30, 1999). The Company paid distributions of $0.30 per share/unit to all stockholders and unitholders on November 30, 1999 (to stockholders and unitholders of record as of October 29, 1999).

    On August 4, 1999, the Company paid a dividend of $1.155 per share to all preferred stockholders of record as of July 30, 1999.

    At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY

    At December 31, 1999, the Company had approximately $19.7 million in cash and cash equivalents and approximately $222.0 million in restricted cash. Restricted cash includes prepaid rents and security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. Restricted cash also includes the proceeds from the sale of certain properties during 1999 totaling approximately $211.5 million which are restricted pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

    At December 31, 1999, Cornerstone also had $221.0 million available under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis that will cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 2000.

OTHER MATTERS

    GENERAL

    The Company is not aware of any environmental issues at any of its Properties that would have a material adverse impact on the Company's operating results or financial condition. The Company believes it has sufficient insurance coverage at each of its Properties, including earthquake insurance where necessary. A majority of the Company's leases with the majority of its tenants require the tenants to pay most operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

    CONCENTRATION OF RISK

    Approximately 5.8 million of the Company's 18 million rentable square feet is located in the San Francisco metropolitan market, accounting for approximately 29% of the Company's total assets at December 31, 1999. In addition, five of the Company's 83 office Properties are located in the Downtown Boston market, accounting for approximately 19.4% of the Company's office and parking revenues for the year ended December 31, 1999. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the San Francisco and Boston metropolitan areas. A significant decline in these economic conditions could have a material adverse effect on the Company.

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 6.2%, 9.5% and 20% of office and parking rental income for the years ended December 31, 1999, 1998 and 1997, respectively. Included in deferred tenant receivables is approximately
$34.8 million and $33.9 million due from Norwest Corporation at December 31, 1999 and 1998, respectively. As a result of the sale of the Company's property located in Denver during the fourth quarter of 1999, the concentration of revenue received from this tenant will be significantly reduced.

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

    YEAR 2000 COMPLIANCE

    The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action. The Company's efforts included: (i) assessment of compliance of information systems at the corporate offices in New York, Atlanta and San Mateo; (ii) assessment of compliance of information and real estate operating systems at the property sites; and (iii) assessment of compliance of significant service providers including third party managers and the buildings they manage, vendors and customers ("External Agents"). The plan covered the following major tasks: (i) inventory of all systems; (ii) analysis of inventory including assessment of risk; (iii) verification of compliance of inventory with vendors; (iv) testing of critical equipment and processes; and (v) replacement or modification of systems. Management believes the Company has completed all of the activities within its control to ensure that the Company's systems are Year 2000 compliant and the Company has experienced no interruptions to normal operations due to the start of the Year 2000.

    The Company's total historical Year 2000 readiness costs were immaterial to the Company's financial condition. The costs incurred in the current fiscal year consisted of recurring system upgrades and replacements, immaterial internal staff costs and other expenses such as telephone and mailing costs. The Company does not anticipate incurring any additional material costs to address Year 2000 issues.

    As of March 22, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its External Agents. The Company will continue to monitor these External Agents to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these External Agents. Based upon the Company's assessment of compliance by External Agents, there appears to be no material business risk posed by any such noncompliance. Moreover, the Company generally believes that the vendors that supply products to the Company are responsible for the products' Year 2000 functionality.

    Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000-related risks, including risks due to the fact that the Year 2000 is a leap year. These risks include potential product supply issues and other non-operational issues. Management believes that appropriate action has been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues will not have a material adverse impact on the Company, since the evaluation process is not yet complete and it is early in the Year 2000.

    DEVELOPMENT PROJECT

    In April 1998, the Company entered into a contract to acquire from the developer the 928,857 square-foot Piper Jaffray building under construction in Minneapolis. In November 1999, this contract was amended in connection with a 350,000 square-foot expansion lease with a major tenant of the building. The contract was amended to provide for a purchase price equal to the costs incurred in construction and development plus a fixed amount to the developer plus an additional amount based on the leasing of the building. In addition, at the Company's election, the closing of the acquisition may occur prior to the completion of the building, but the developer will remain obligated to complete the project. Through December 31, 1999, approximately $109.4 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 75.0% pre-leased.

SUBSEQUENT EVENTS

    On January 20, 2000, the Company declared a distribution of $0.31 per share/unit paid on February 29, 2000, to common stockholders and unitholders of record as of January 31, 2000.

    On January 21, 2000, the Company purchased 400 Capitol Mall in Sacramento, California. This property contains approximately 502,000 rentable square feet. The total purchase price for the Property was approximately $130.0 million, consisting of approximately $128.0 million in cash which were Section 1031 exchange funds from the sale of One Norwest Center in Denver, Colorado, and approximately $2.0 million of which was paid in UPREIT Units valued at $17.25 per unit.

    On February 11, 2000, the Company announced that it had entered into an agreement and plan of merger with Equity Office Properties Trust ("EOP") (the "EOP Merger"). The merger agreement provides for a merger of Cornerstone with and into EOP and a merger of the Operating Partnership with and into EOP Operating Limited Partnership. In the mergers, holders of common stock of Cornerstone and holders of Units in the Operating Partnership shall be entitled to elect to receive, for each share or unit, as the case may be, either 0.7009 of a share of beneficial interest of EOP (or, in the case of the Cornerstone Units, 0.7009 of a Class A Unit of EOP Operating Limited Partnership), or $18.00 per share (or per Unit, as the case may be) in cash, subject to pro ration as provided in the merger agreement. Each share of 7% Cumulative Convertible Preferred Stock, liquidation preference $16.50 per share, of Cornerstone shall be converted into the right to receive $18.00, plus accrued and unpaid dividends, in cash. For U.S. federal income tax purpose, the merger is expected to be tax-free to Cornerstone stockholders who are U.S. persons and who receive EOP shares in the merger, except that any such stockholder who receives cash in addition to EOP shares generally will recognize gain (but not loss) in an amount equal to the amount of cash received in the merger, or, if less, the excess of the fair market value of the EOP shares and cash received in the merger over the stockholder's basis in the Cornerstone common stock exchanged in the merger. The merger is also expected in most cases to be tax-free to Cornerstone stockholders who are non-U.S. persons, although certain non-U.S. stockholders may be subject to U.S. tax under the provisions of the Foreign Investment in Real Property Tax Act. The mergers are subject to customary closing conditions, including the approval of the merger by the shareholders of EOP and the stockholders of

Cornerstone and the approval of the partnership merger, to the extent necessary, by the partners of EOP Operating Limited Partnership and the Operating Partnership.

    On March 8, 2000, as provided in the merger agreement with EOP, the Board of Directors declared a distribution of $0.20 per share/unit, payable on April 14, 2000, to Common Stockholders and Unitholders of record as of March 31, 2000. This distribution was declared to make Cornerstone's distribution schedule consistent with that of EOP pending the merger (see above). Thereafter, it is anticipated that Cornerstone's dividends will be paid as of the end of each quarter until the completion of the EOP Merger.

    On March 8, 2000, 9,200 UPREIT Units were redeemed for Shares of Common Stock on a one-for-one basis.

    On March 15, 2000, the Company sold its interest in a Property located in East Bay, California for gross proceeds of $14,425,000. The Property had been acquired as part of the Wilson Acquisition in December 1998.

    On March 23, 2000, the Company sold its interest in a Property located in East Bay, California for gross proceeds of $12,800,000. The Property had been acquired as part of the Wilson Acquisition in December 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Approximately $1.3 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (dollar amounts in thousands) based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 0.5% to LIBOR plus 1.65%.

    Annual rates on advances from the Revolving Credit Facility depend on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the Company's option. Of the total advances outstanding under the facility at December 31, 1999, $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. Beginning January 2000, the rate will be reduced to 5.41% through the expiration of the swaps in December 2000.

                                                                                                                        FAIR
                                        2000       2001       2002       2003       2004     THEREAFTER     TOTAL       VALUE
                                      --------   --------   --------   --------   --------   ----------   ---------   ---------
Long-Term Debt:
  Fixed rate........................   65,000         --     62,661         --     86,517    1,037,809    1,251,987   1,183,491
    Average interest rate...........     7.28%        --       6.81%        --       7.33%        7.34%
  Variable rate.....................  119,192    341,926     48,160     16,066         --           --      525,344     525,344
Interest Rate Swaps:
  Variable to Fixed.................  250,000         --         --         --         --           --           --          --
    Average pay rate (1)............     5.07%        --         --         --         --           --           --          --
    Average receive rate (1)........     6.46%        --         --         --         --           --           --          --

------------------------------

(1) As of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Financial Statements included as a part hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                  DIRECTORS' PRINCIPAL OCCUPATIONS
DIRECTORS(1)                       DURING THE LAST FIVE YEARS(2)              AGE      DIRECTOR SINCE
------------              ------------------------------------------------  --------   --------------
Cecil D. Conlee.........  Chairman of CGR Advisors, Atlanta, Georgia.          63           1996
Rodney C. Dimock........  Executive Vice President since April 1999;           53           1998
                          Co-Chief Operating Officer of the Company from
                          December 1998 to April 1999; President and Chief
                          Operating Officer of the Company from February
                          1998 to December 1998; Executive Vice President
                          and Chief Operating Officer of the Company from
                          October 1995 to February 1998. President of
                          Aetna Realty Investors from April 1991 to
                          September 1995.
Blake Eagle.............  Chairman, since January 1994, of the MIT Center      66           1995
                          for Real Estate, Cambridge, Massachusetts.
Donald G. Fisher........  Founder and Chairman of The Gap, Inc; Chief          71           1998
                          Executive Officer of The Gap, Inc. from 1969 to
                          1995.
Randall A. Hack.........  Senior Managing Director and Member of Nassau        52           1998
                          Capital L.L.C. (investment management);
                          President and Chief Executive Officer of
                          Princeton University Investment Company, from
                          1990 to January 1995.
Dr. Karl-Ludwig           Independent financial consultant, Greenwich,         65           1981
  Hermann...............  Connecticut.
Hans C. Mautner.........  Vice Chairman of Simon Property Group since          62           1992
                          September 1998; Chairman and Chief Executive
                          Officer of Corporate Property Investors (real
                          estate investments), New York City from March
                          1994 to September 1998.
Dr. Lutz Mellinger......  Member of the Divisional Board Corporate and         58           1997
                          Real Estate, Deutsche Bank AG.
John S. Moody...........  President and Chief Executive Officer of the         51           1991
                          Company since December 1998; Chairman, Chief
                          Executive Officer and President of the Company
                          from November 1997 to December 1998; President
                          and Chief Executive Officer of the Company from
                          June 1991 to February 1998; President and Chief
                          Executive Officer from April 1991 to July 1995
                          of Deutsche Bank Realty Advisors, Inc., New York
                          City.
Craig R. Stapleton......  President of Marsh & McLennan Real Estate            54           1998
                          Advisors, Inc., New York, New York.
Michael J.G. Topham.....  Executive Vice President and Managing Director       52           1995
                          of Hines Interests Limited Partnership (real
                          estate investment and management), Houston,
                          Texas.
Dick van den Bos........  Consultant to PGGM.                                  59           1997
Jan van der Vlist.......  Director of Real Estate Investments for PGGM.        45           1997

                                  DIRECTORS' PRINCIPAL OCCUPATIONS
DIRECTORS(1)                       DURING THE LAST FIVE YEARS(2)              AGE      DIRECTOR SINCE
------------              ------------------------------------------------  --------   --------------
William Wilson III......  Chairman of the Company since December 1998;         63           1998
                          President and Chairman of William Wilson &
                          Associates from 1978 to 1998.

------------------------

(1) Information not of record with the Company is based upon the information furnished to the Company by said persons.

(2) Except as otherwise indicated, each of the individuals listed has been engaged in the principal occupation set forth opposite his name or has held a similar position with the same company for more than the last five years.

    Mr. Conlee is also a director of Oxford Industries, Inc. and Central Parking Corporation. Mr. Eagle is also a director of Storage Trust Realty. Mr. Mautner is also a director of each of Simon Property Group, Julius Baer Investment Management and eight funds managed by Dreyfus Service Corporation. Mr. Moody is also a director of ProLogis Trust. Mr. Stapleton is also a director of each of Allegheny Properties, Inc., Cendant Corp., Vacu Dry, Inc. and T.B. Woods.
Mr. Fisher is also a director each of The Gap, Inc., the Charles Schwab Corporation and AirTouch Communications. Mr. Hack is also a director of each of Crown Castle International Corp., Cypress Communications, Inc., KMC Telecom Holdings, Inc., SWWT Inc., and OmniCell Technologies, Inc.

    See "Certain Transactions" below for information regarding transactions between the Company and entities associated with certain directors and nominees.

BOARD OF DIRECTORS, COMMITTEES, MEETINGS AND REMUNERATION

    The Board of Directors met seven times during 1999. Except for Dr. Mellinger, all of the directors attended at least 70% of the meetings of the Board and its committees. In 1999, each director of the Company, other than Messrs. Moody, Dimock and Wilson received an annual retainer fee of $20,000, paid in cash, and a cash fee of $1,000 per meeting attended. The Company either reimburses each director for his expenses incurred in attending any meeting of the Board or a committee thereof or pays such expenses directly. If a member of the Board of Directors travels to inspect a property proposed to be acquired by the Company, such director is reimbursed for his travel expenses.

    The Board of Directors has a standing Administrative Committee chaired by Mr. Moody. Messrs. Wilson, van den Bos and Mautner are its other members. The Committee met one time in 1999. To the extent permitted by law, the Administrative Committee may take action with the same force and effect as if the entire Board of Directors had acted in such situation where time is of the essence and it would be impractical and not in the best interests of the Company to convene a meeting of the entire Board of Directors.

    The Board of Directors has a standing Audit Committee, chaired by Mr. Eagle with Messrs. Fisher, Hermann and Mellinger as its other members. The Committee met two times in 1999. The Audit Committee recommends an independent auditor for the Company, meets with the independent auditor to review the annual statements and accounts and the scope of the audit of the Company and reviews the internal controls and financial structure of the Company.

    The Board of Directors has a standing Compensation Committee, chaired by Mr. Mautner with Messrs. Fisher, Hack, Stapleton and Topham as its other members. The Committee met four times in 1999. Its primary function is to review and make recommendations to the Board of Directors with respect to the compensation of each of the principal corporate officers.

    The Board of Directors has a standing Board Affairs Committee, chaired by Mr. Mautner with Messrs. Wilson, Moody, Eagle, and van den Bos as its other members. The Committee met one time in 1999. Its primary function is to review all persons recommended to serve on the Board of Directors and to make recommendations to the Board regarding those persons and to review and make other recommendations to the Board as to the composition, organization, work, compensation and affairs of the Board and its committees. The Committee will consider persons recommended for membership on the Board when suggested in good faith by a stockholder (with the consent of the nominee).

    The Board of Directors has a standing Investment Committee, chaired by Mr. Conlee, with Messrs. Dimock, Moody, van der Vlist, van den Bos and Wilson as its other members. The Committee met five times in 1999. The Committee reviews potential investments for the Company.

                               EXECUTIVE OFFICERS

    The executive officers of the Company are elected by the Board of Directors to serve at the pleasure of the Board or until their successors are elected and qualified. The table below sets forth for each executive officer of the Company the name, principal occupations during the last five years, age and length of continuous service as an executive officer of the Company.

OFFICERS                          PRINCIPAL OCCUPATIONS DURING THE LAST FIVE YEARS        AGE
--------                      --------------------------------------------------------  --------
William Wilson III..........  Chairman of the Company since December 1998. President       63
                              and Chairman of William Wilson & Associates from its
                              founding in 1978 to December 1998.
John S. Moody...............  President and Chief Executive Officer of the Company         51
                              since December 1998. Chairman, Chief Executive Officer,
                              and President of the Company from November 1997 to
                              December 1998. President and Chief Executive Officer of
                              the Company from June 1991 to February 1998. President
                              and Chief Executive Officer of Deutsche Bank Realty
                              Advisors, Inc. from April 1991 to July 1995.
Rodney C. Dimock............  Executive Vice President of the Company since April          53
                              1999.
                              Co-Chief Operating Officer of the Company from December
                              1998 to April 1999. President and Chief Operating
                              Officer from February 1998 to December 1998. Executive
                              Vice President and Chief Operating Officer of the
                              Company from October 1995 to February 1998. President of
                              Aetna Realty Investors from April 1991 to September
                              1995.
H. Lee Van Boven............  Chief Operating Officer and General Counsel of the           61
                              Company since April 1999. General Counsel and Co-Chief
                              Operating Officer from December 1998 to April 1999.
                              Chief Operating Officer of William Wilson & Associates
                              from February 1997 to December 1998. General Counsel and
                              Executive Vice President of William Wilson & Associates
                              from September 1996 to December 1998. Prior to September
                              1996, partner with the law firm of Farella, Braun &
                              Martel LLP.
Kevin P. Mahoney............  Senior Vice President and Chief Financial Officer of the     39
                              Company since December 1998. Chief Financial Officer of
                              the Company since February 1998. Vice President and
                              Treasurer of the Company from September 1992 to February
                              1998.
R. Matthew Moran............  Chief Investment Officer of the Company since December       37
                              1998. Vice President of William Wilson & Associates from
                              February 1993 to December 1998.

OFFICERS                          PRINCIPAL OCCUPATIONS DURING THE LAST FIVE YEARS        AGE
--------                      --------------------------------------------------------  --------
John J. Hamilton III........  Chief Development Officer of the Company since December      43
                              1998. Executive Vice President of William Wilson &
                              Associates from March 1993 to December 1998.
Thomas P. Loftus............  Secretary of the Company since June 1993 and Chief           41
                              Administrative Officer of the Company since February
                              1998. Vice President and Controller of the Company from
                              June 1992 to February 1998.
Stephen J. Pilch............  Senior Vice President of the Company since December          38
                              1998. Senior Vice President-Investment Management of
                              William Wilson & Associates from March 1998 to December
                              1998. Vice President-Investment Management of William
                              Wilson & Associates from May 1997 to March 1998.
                              Managing Director of Aetna Life Insurance Company from
                              August 1993 to May 1997.
A. Robert Paratte...........  Senior Vice President of the Company since December          44
                              1998. Senior Vice President of William Wilson &
                              Associates from December 1997 to December 1998. Vice
                              President of William Wilson & Associates from November
                              1994 to December 1997.
Thomas A. Nye...............  Senior Vice President of the Company since January 2000.     35
                              Vice President of the Company since July 1995 and
                              Treasurer of the Company since April 1999. Vice
                              President from December 1993 to July 1995 and Assistant
                              Vice President from July 1991 to December 1993 of
                              Deutsche Bank Realty Advisors, Inc.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company at the end of 1999 (the "Named Officers") for the past three years.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM AWARDS
                                                                        -----------------------------------------
                                            ANNUAL COMPENSATION         RESTRICTED   SECURITIES
                                       ------------------------------     STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR      SALARY    BONUS(1)   AWARDS(2)    OPTIONS(#)   COMPENSATION(3)
---------------------------            --------   --------   --------   ----------   ----------   ---------------
John S. Moody........................    1999     $350,000   $420,000          --     175,000
  President and Chief                    1998      350,000    790,000          --     750,000         $ 8,864
  Executive Officer                      1997      350,000    350,000    $579,000     325,000     24,642 24,935

Rodney C. Dimock.....................    1999     $275,000   $200,000          --      75,000
  Executive Vice President               1998      275,000    545,000          --     400,000         $ 8,820
                                         1997      275,000    225,000    $247,000     160,000     24,520 24,720

H. Lee Van Boven(4)..................    1999     $335,000   $190,000          --     100,000         $ 4,000
  Chief Operating Officer                1998           --         --          --      92,534              --
  and General Counsel                    1997           --         --          --          --              --

John J. Hamilton, III(4).............    1999     $350,000   $150,000          --      75,000         $ 4,000
  Chief Development Officer              1998           --         --          --      92,533              --
                                         1997           --         --          --          --              --

Kevin P. Mahoney.....................    1999     $225,000   $175,000          --      75,000         $ 5,416
  Senior Vice President and Chief        1998      225,000    380,000          --     305,000          11,269
  Financial Officer                      1997      110,000    115,000    $167,000      78,000          11,355

------------------------

(1) Bonus includes 1998 Bonus and 1998 Merger Bonus in connection with the Merger Agreement with William Wilson & Associates entered into in
    June 1998.

(2) Dollar value calculated by multiplying the closing market price on the New York Stock Exchange with respect to 1997 on the date of grant by the number of shares awarded. The aggregate number of restricted shares held and their value as of December 31, 1999 were as follows: Mr. Moody--93,000 shares/$1,360,125; Mr. Dimock--57,000 shares/$833,625; Mr. Mahoney--24,000 shares/$351,000. The 1997 awards fully vest with respect to 13.333% on June 30, 1998, 1999, 2000, and 2001, and with respect to 46.668% on
    June 30, 2002. Regular dividends are paid on restricted stock.

(3) "All Other Compensation" includes Company contributions of $4,000 for each of the Named Officers to the Company's 401(k) Retirement Plan and additionally, contributions to the Company's Profit Sharing Plan on behalf of the named individuals in the following amounts for 1998 and 1997:
    Mr. Moody--$16,000; Mr. Dimock--$16,000; Mr. Mahoney--$6,012. It also includes premiums paid by the Company for life insurance for the benefit of the named individuals in the following amounts: Mr. Moody--$4,864;
    Mr. Dimock--$4,820; Mr. Mahoney--$1,416.

(4) Messrs. Van Boven and Hamilton became officers of the Company pursuant to the Wilson Acquisition in December 1998 and therefore have no compensation from the Company prior to 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                   ---------------------------------------------------------      VALUE AT ASSUMED
                                      NUMBER         % OF TOTAL                                 ANNUAL RATES OF STOCK
                                   OF SECURITIES      OPTIONS                                  PRICE APPRECIATION FOR
                                    UNDERLYING       GRANTED TO     EXERCISE OR                    OPTION TERM(1)
                                      OPTIONS        EMPLOYEES      BASE PRICE    EXPIRATION   -----------------------
NAME                               GRANTED(#)(2)   IN FISCAL YEAR     ($/SH)         DATE        5%($)        10%($)
----                               -------------   --------------   -----------   ----------   ----------   ----------
John S. Moody....................     175,000           11.7%        $15.1875      02/20/10    1,671,513    4,235,787
Rodney C. Dimock.................      75,000            5.0          15.1875      02/20/10      716,362    1,815,337
H. Lee Van Boven.................     100,000            6.7          15.1875      02/20/10      955,150    2,420,450
John J. Hamilton, III............      75,000            5.0          15.1875      02/20/10      716,362    1,815,337
Kevin P. Mahoney.................      75,000            5.0          15.1875      02/20/10      716,362    1,815,337

------------------------

(1) Such values are calculated based on the requirements promulgated by the Securities and Exchange Commission and are not intended to forecast future stock appreciation of the Common Stock. There can be no assurance that such values will be achieved.

(2) Such options vest in increments of 33 1/3% on each of the first three anniversaries of the date of grant.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                             SHARES                       NUMBER OF SECURITIES
                            ACQUIRED                     UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                          ON EXERCISES      VALUE         OPTIONS AT FY-END (#)     MONEY OPTIONS AT FY-END ($)(1)
NAME                          (#)        REALIZED ($)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                      ------------   ------------   -------------------------   ------------------------------
John S. Moody...........          --             --           925,000/625,000                  $138,125/$0
Rodney C. Dimock........          --             --           466,166/308,333                  $  65,338/0
H. Lee Van Boven........          --             --            30,842/161,692                          0/0
John J. Hamilton III....          --             --            30,841/136,692                          0/0
Kevin P. Mahoney........     127,000       $301,372           152,662/253,339                  $   3,250/0

------------------------

(1) Market value of stock on the New York Stock Exchange at December 31, 1999 less the option exercise price.

EMPLOYMENT AGREEMENTS

    Messrs. Wilson and Moody have employment agreements with the Company. The employment agreements were executed in connection with the Wilson Acquisition. Mr. Moody's employment agreement provides for Mr. Moody to serve as Chief Executive Officer and President of the Company for a three-year term commencing on December 16, 1998. The agreement provides for an annual salary of $350,000 per year, subject to upward adjustment annually as the Board or the Compensation Committee may determine, and for Mr. Moody's participation in the Company's executive bonus and incentive programs, including stock option and restrictive stock programs, in a manner comparable to other senior executives of the Company as determined by the Compensation Committee.

    Mr. Wilson's employment agreement provides that Mr. Wilson will serve as Chairman of the Board in accordance with the Amended and Restated Bylaws of the Company for a three-year term commencing on December 16, 1998. The agreement provides for an annual salary of $400,000 per year, subject to upward adjustment annually as the Board or the Compensation Committee may determine, and for Mr. Wilson's participation in the Company's executive bonus and incentive programs, including stock option and restrictive stock programs, in a manner comparable to other senior executives of the Company as determined by the Compensation Committee. Mr. Wilson's employment agreement also obligates

Mr. Wilson to comply with the non-competition provisions of the Contribution Agreement pursuant to which the Wilson Acquisition was consummated.

RETENTION AGREEMENTS

    The Company has entered into retention agreements with each of its executive officers, including the Named Officers, to address the terms and conditions of their employment in the event of a change in control. A "change in control" is generally said to occur when: (i) any person becomes the owner of 25% or more of the Company's voting securities; (ii) directors who constitute the Board at the beginning of any two-year period, and any new directors whose election or nomination for election was approved by a vote of at least three-quarters of the directors then in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved, cease to constitute a majority; (iii) a merger, consolidation or reorganization in which the Company's voting securities do not continue to represent at least 50% of the surviving entity; or (iv) a reorganization, liquidation, or sale of all or substantially all of the Company's assets. The pending merger with EOP will be a "change in control" for purposes of the retention agreements, and EOP has agreed in the EOP Merger Agreement to assume Cornerstone's obligations under these retention agreements.

    In the event of termination of employment by the Company without cause, or by the employee for good reason, within two years following a change in control, the Company will make a lump sum payment of (i) the pro rata portion of the annual bonus for the year termination occurred, calculated on the basis of the target bonus and on the assumption that all performance goals have been or will be achieved, and (ii) three times annual compensation in the case of Messrs. Moody, Dimock, Wilson and Van Boven and two times annual compensation in the case of all other officers. Annual compensation is generally defined as the higher of (A) the average of the three annual bonuses paid prior to termination,
(B) the average of the three annual bonuses paid prior to the change in control or (C) the target annual bonus for the year during which termination occurs, plus the higher of the salary in effect immediately prior to termination or change in control.

    An officer may be terminated for "cause" if he is convicted of a felony, reveals confidential information about the Company or refuses to substantially perform his duties. An officer can terminate for "good reason" if the Company reduces his salary or benefits, relocates his office more than 25 miles from the present location, detrimentally alters his title or position, fails to get a successor to agree to assume the obligations under the retention agreement or materially breaches any provision of the agreement.

    In addition, the officer and his eligible dependents will continue to be eligible to participate during the benefit continuation period in the medical, dental, health, life and other welfare benefit plans and arrangements applicable to him immediately prior to his termination of employment, on the same terms and conditions in effect immediately prior to such termination. As defined in the agreements, "benefit continuation period" means the period beginning on the day of termination and ending on the earlier to occur of (i) the third anniversary of the date of termination in the case of Messrs. Moody, Dimock, Wilson and Van Boven and the second anniversary of the date of termination in the case of all other officers and (ii) the date that the officer is eligible and elects coverage under the plans of a subsequent employer which provide substantially equivalent or greater benefits to the officer and his dependents.

    If the payments to an officer under the retention agreement constitute "parachute payments" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")), and the officer would receive more value after taxes if the payments to be made to the officer were capped at three times the "base amount" less $1.00, then the payments to the officer will be reduced to that amount.

    The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company expressly to assume and to agree to perform its obligations under the retention agreements in the same manner and to the same extent that the Company would be required to perform such obligations if no such succession had taken place.

SUPPLEMENTAL PENSION BENEFIT

    The Company has entered into a contract with Mr. Moody whereby amounts are accrued under an unfunded arrangement to pay Mr. Moody a supplemental pension. Under the contract, his supplemental pension account was established with a credit of $250,000 as of July 1, 1995, and the Company is obligated to credit the account in the amount of $60,000 each subsequent July 1 during the continuance of Mr. Moody's employment. The account is also credited with any deemed income, gains or losses which would be attributable to a corresponding investment of an equal cash amount in such investment as the Company, taking into account Mr. Moody's views, shall deem the account to be invested. In general, unless his employment is terminated by the Company for cause (as defined), Mr. Moody will receive in a lump sum the total amount credited to his supplemental pension account when he retires or his employment otherwise ceases. In the event Mr. Moody's employment is terminated by the Company other than for cause, or if he resigns for good reason (as defined), in either case following a change in control (as defined), the Company is obligated to credit his supplemental pension account with an amount equal to $60,000 times the number of years (and fractions) remaining between his age on the date his employment ceases and age 60.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1999, Messrs. Mautner, Fisher, Hack, Stapleton and Topham served as members of the Compensation Committee. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 1999 or at any time prior thereto. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to persons known by the Company to be the beneficial owner of 5% or more of the outstanding Common Stock of the Company as of March 22, 2000.

                                                               BENEFICIAL OWNERSHIP
                                                              -----------------------
                                                              NUMBER OF    PERCENTAGE
NAME AND ADDRESS                                                SHARES      OF CLASS
----------------                                              ----------   ----------
PGGM........................................................  45,779,703      35.4%
  P.O. Box 117
  3700 AC Zeist
  The Netherlands

New York State Teachers' Retirement System..................   6,896,550       5.3%
  10 Corporate Woods Drive
  Albany, NY 12211-2395

    Following are the shares of the Company's Common Stock beneficially owned as of March 22, 2000 (i) by all directors, (ii) by each of the Named Officers, and
(iii) by the directors and executive officers as a group. Except as footnoted, each named individual has sole voting and investment power over the shares listed by that individual's name. Included in the table are the number of shares of Common Stock into which Units beneficially owned by the persons are redeemable (if the Company elects to issue shares rather than pay cash upon such redemption). Units are redeemable for shares or cash, at the option of the Company. All of the Units beneficially owned by the persons listed below were issued in connection with the Wilson Acquisition.

NAME                                                            SHARES         PERCENT(12)
----                                                          ----------       -----------
Cecil D. Conlee.............................................       8,000             *
Rodney C. Dimock............................................     549,867(1)          *
Blake Eagel.................................................      10,349(2)          *
Donald G. Fisher............................................     539,196(3)          *
Randall A. Hack.............................................   2,520,375(4)        1.9
Dr. Karl-Ludwig Hermann.....................................      10,000(2)          *
Hans C. Mautner.............................................      50,924(2)          *
Dr. Lutz Mellinger..........................................          --             *
John S. Moody...............................................   1,075,806(5)          *
Craig R. Stapleton..........................................     116,900(6)          *
Michael J.G. Topham.........................................      10,349(2)          *
Dick van den Bos............................................          --             *
Jan van der Vlist...........................................          --             *
William Wilson III..........................................   3,452,986(7)        2.7
John J. Hamilton, III.......................................     636,274(8)          *
Thomas P. Loftus............................................     225,161(9)
Kevin P. Mahoney............................................     178,840(10)         *
R. Matthew Moran............................................     149,794(8)          *
Thomas A. Nye...............................................     227,060(9)          *
Stephen J. Pilch............................................      78,390(11)         *
A. Robert Paratte...........................................      77,680(11)         *
H. Lee Van Boven............................................     221,767(8)          *
All directors and executive officers as a group (22
  persons)..................................................  10,139,718           7.9

------------------------

*   Less than 1%

(1) Includes 466,160 shares subject to options currently exercisable.

(2) Includes 10,000 shares subject to options currently exercisable.

(3) Includes 226,146 shares (assuming redemption of 226,146 Units) owned jointly with Mr. Fisher's spouse and 313,050 shares (assuming redemption of 313,050 Units) deemed beneficially owned by Mr. Fisher as a result of his control of DDRWJ Investment Company.

(4) Includes 1,538,597 shares owned by Nassau Capital Funds, L.P. and 981,778 shares owned by Nassau Capital Real Estate Partners, L.P. which may be deemed to be beneficially owned by Mr. Hack solely as a result of his position as a member of Nassau Capital L.L.C., the sole general partner of such limited partnerships. Mr. Hack disclaims beneficial ownership of such shares.

(5) Includes 924,985 shares subject to options currently exercisable.

(6) Includes 29,000 shares held by Mr. Stapleton's spouse and 17,000 shares held by Mr. Stapleton as trustee.

(7) Includes (i) 155,568 shares (assuming redemption of 22,845 Units) held by Mr. Wilson as trustee for three trusts for the benefit of his children,
    (ii) 2,776,882 shares (assuming redemption of 639,191 Units) owned directly by Mr. Wilson, (iii) 294,630 shares (assuming redemption of 294,630 Units) deemed beneficially owned by Mr. Wilson as a result of his control of Wilson Investment Associates, Ltd., and (iv) 225,906 shares (assuming redemption of 225,906 Units) beneficially owned by Mr. Wilson through a family partnership. Does not include 3,160,513 shares (assuming redemption of 3,160,513 Units) which may be deemed beneficially owned by Mr. Wilson as a result of his control of four entities and of which Mr. Wilson may be deemed to share voting and dispositive power with other executive officers of the Company.

(8) Includes 30,841 shares subject to options currently exercisable.

(9) Includes 199,667 shares subject to options currently exercisable.

(10) Includes 152,662 shares subject to options currently exercisable.

(11) Includes 41,663 shares subject to options currently exercisable.

(12) Based on 129,289,211 shares outstanding as of March 22, 2000. Assumes that all options beneficially owned by the person are exercised and all Units beneficially owned by the person are redeemed for shares of Common Stock. The total number of shares used in calculating this percentage assumes that none of the options beneficially owned by other persons are exercised and none of the Units beneficially owned by other persons are redeemed for shares of Common Stock.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations from the Company's executive officers, directors and greater than ten percent beneficial owners, all applicable filing requirements of the Company's executive officers and directors were complied with in 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HINES INTERESTS LIMITED PARTNERSHIP

    Through an affiliate, Hines Interests Limited Partnership ("HILP"), of which Mr. Topham is an executive vice president, has a management agreement for One Norwest Center in Denver, Colorado which expires December 31, 2005, pursuant to which HILP was paid a management fee of approximately $654,000 for 1999. HILP was also paid approximately $123,000 by the Company for other services rendered to this property during 1999. In conjunction with the sale of this property in December 1999, the management agreement was terminated and HILP received a brokerage commission of approximately $1.6 million.

DEVELOPMENT PROJECTS

    On September 30, 1999, the Operating Partnership entered into an option agreement to acquire ownership interests in four joint ventures which own or will acquire land in San Francisco, California for development of an approximately 895,000 square-foot office project. The Operating Partnership acquired the option from WWA Investors, LLC ("WWAI") and KFRITZ Investors, LLC, in which the following executive officers of the Company hold interests: William Wilson III, H. Lee Van Boven, John J. Hamilton III, R. Matthew Moran,
Stephen J. Pilch and A. Robert Paratte. As consideration for the option, the Operating Partnership agreed to pay 50% of project costs incurred by the developer in accordance with budgeted estimates approved by the Operating Partnership. Through December 31, 1999, approximately $1.6 million has been paid to WWAI with respect to this development. If the Operating Partnership elects to exercise the option, the purchase price for the joint venture ownership interests will be an amount equal to the remaining 50% of the project costs plus a fixed payment of $7.6 million, which may be adjusted based on the number of square feet of office space for which entitlements are received and which, at the election of KFRITZ, may be payable in cash or UPREIT Units or a combination thereof.

    In July 1999, the Company acquired development rights for the Ferry Building project in San Francisco, California, from WWAI. The consideration for the transfer of these development rights to the Company was $200,000, plus reimbursement of WWAI's development costs expended on the project, which amounted to approximately $1,669,000. Wilson/Meany, LLC, a specialty retail development firm affiliated with Mr. Wilson ("Wilson/Meany"), will provide development services for the retail portion of the project. The Company will pay Wilson/Meany a development management fee of approximately $510,000, payable over a period of three years through June 2002.

400 CAPITOL MALL

    On January 21, 2000, the Operating Partnership purchased 400 Capitol Mall in Sacramento, California, from a joint venture owned 90% by an affiliate of Wells Fargo Bank and 10% by WW-Sacramento, L.P.

Messrs. Wilson and Hamilton are partners in WW-Sacramento, L.P. The purchase price for the Property was approximately $130.0 million, approximately
$2.5 million of which was paid to the partners of WW-Sacramento, L.P. in cash and UPREIT Units valued at $17.25 per unit. Mr. Wilson received 36,494 UPREIT Units and Mr. Hamilton received 4,562 UPREIT Units in exchange for their respective interests in WW-Sacramento, L.P.

WCP SERVICES, INC.

    In connection with the Wilson Acquisition, certain third-party services business of WW&A was acquired by WCP Services, Inc., a Delaware corporation ("WCP Services"). The Operating Partnership owns 100% of the nonvoting common stock and 1% of the voting common stock of WCP Services. Mr. Wilson and Mr. Moody each own 49.5% of the voting common stock of WCP Services. To fund the purchase of such shares of voting common stock, the Operating Partnership loaned $178,750 to each of Mr. Wilson and Mr. Moody, all of which remained outstanding as of December 31, 1999. The notes accrue interest at a rate equal to 140 basis points plus the one-year London Interbank Offered Rate, which rate is adjusted annually. The notes are due and payable on or before December 16, 2008. In connection with the EOP Merger Agreement, Messrs. Wilson and Moody entered into an agreement to sell their voting common stock of WCP Services to EOP at a purchase price of $200,000 each.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this annual report:

    (A) FINANCIAL STATEMENTS:

                                                              PAGE NUMBER
                                                              -----------
(i) The Company:                                                      F-1

  The following financial statements and report of
    independent accountants are filed herewith at the pages
    indicated:
  Report of Independent Accountants.........................          F-2
  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................          F-3
  Consolidated Statements of Income for the years ended
    December 31, 1999, 1998 and 1997........................          F-4
  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 1999, 1998 and 1997............          F-5
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............          F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................          F-7
  Notes to Consolidated Financial Statements................  F-8 to F-30

    (B) REPORTS ON FORM 8-K:

           NONE.

    (C) EXHIBITS:

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
 2.1                    Agreement and Plan of Merger among Equity Office Properties
                        Trust, EOP Operating Limited Partnership, Cornerstone
                        Properties Inc. and Cornerstone Properties Limited
                        Partnership dated February 11, 2000 incorporated by
                        reference to Exhibit 2.1 of the Company's Current Report on
                        Form 8-K dated February 16, 2000.

 3.1(a)                 Restated Articles of Incorporation of Cornerstone Properties
                        Inc., as of March 12, 1996, incorporated by reference to
                        Exhibit 3.1 of the Company's Annual Report on Form 10-K for
                        the year ended December 31, 1996.

 3.1(b)                 Certificate of Amendment of Restated Articles of
                        Incorporation of the Company, dated October 27, 1997,
                        incorporated by reference to Exhibit 4.2(b) of the Company's
                        Registration Statement on Form S-3 filed March 2, 1998
                        (Registration Statement No. 333-47149).

 3.2                    Amended and Restated Bylaws of Cornerstone Properties Inc.,
                        incorporated by reference to Exhibit 3.1 of the Company's
                        Current Report on Form 8-K dated December 16, 1998.

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
10.1                    Convertible Promissory Note dated January 1, 1996 made by
                        Cornerstone Properties Inc., with Hines Colorado Limited in the amount of $12,925,976.48, incorporated by reference to
                        Exhibit 10.63 of the Company's Annual Report on Form 10-K
                        for the year ended December 31, 1996.

10.2                    Agreement of Limited Partnership of Cornerstone Properties
                        Limited Partnership dated as of December 23, 1997,
                        incorporated by reference to Exhibit 10.118 of the Company's
                        Annual Report on Form 10-K for the year ended December 31,
                        1997.

10.3                    First Amendment to Agreement of Limited Partnership of
                        Cornerstone Properties Limited Partnership, incorporated by reference to Exhibit 10.6 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.4                    Second Amendment to Agreement of Limited Partnership of
                        Cornerstone Properties Limited Partnership, incorporated by reference to Exhibit 10.7 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.5                    Third Amendment to Agreement of Limited Partnership of
                        Cornerstone Properties Limited Partnership, incorporated by reference to Exhibit 10.8 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.6                    Fourth Amendment to Agreement of Limited Partnership of
                        Cornerstone Properties Limited Partnership, incorporated by reference to Exhibit 10.9 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.7*                   Fifth Amendment to Agreement of Limited Partnership of
                        Cornerstone Properties Limited Partnership.

10.8                    Stock Option Agreement, dated February 11, 2000, by and
                        among Cornerstone Properties Inc., Equity Office Properties
                        Trust, Deutsche Bank AG and Deutscher Herold
                        Lebensversicherungs-AG, incorporated by reference to
                        Exhibit 10.1 to the Company's Current Report on Form 8-K
                        dated February 16, 2000.

10.9                    Employment Agreement dated December 16, 1998 between
                        Cornerstone Properties Inc. and Cornerstone Properties
                        Limited Partnership and William Wilson III, incorporated by reference to Exhibit 10.10 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.10                   Employment Agreement dated December 16, 1998 between
                        Cornerstone Properties Inc. and Cornerstone Properties
                        Limited Partnership and John S. Moody, incorporated by
                        reference to Exhibit 10.11 of the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1998.

10.11                   Amended and Restated Cornerstone Properties Inc. 1998
                        Long-Term Incentive Plan, incorporated by reference to Annex D of the Company's definitive Proxy Statement on
                        Schedule 14A dated November 13, 1998.

10.12 Form of Retention Agreement for executive officers of the Company, incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998.

10.13                   Second Amended and Restated Revolving Credit and Guaranty
                        Agreement dated November 3, 1998 among Cornerstone
                        Properties Inc. and Cornerstone Properties Limited
                        Partnership (the "Borrowers"), the subsidiaries of the
                        Borrowers (the "Guarantors"), the Lenders, Bankers Trust
                        Company and The Chase Manhattan Bank and NationsBank, N.A.,
                        incorporated by reference to Exhibit 99.2 of the Company's
                        Current Report on Form 8-K dated December 1, 1998.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
10.14*                  First Amendment to Second Amended and Restated Revolving
                        Credit and Guaranty Agreement dated November 3, 1998 among
                        Cornerstone Properties Inc. and Cornerstone Properties
                        Limited Partnership (the "Borrowers"), the subsidiaries of the Borrowers (the "Guarantors"), the Lenders, Bankers Trust
                        Company and The Chase Manhattan Bank and NationsBank, N.A.

10.15                   Amended and Restated Registration Rights and Voting
                        Agreement dated as of December 16, 1998 among PGGM, DIHC
                        and Cornerstone Properties Inc. incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998.

10.16                   Registration Rights and Lockup Agreement dated as of
                        December 16, 1998 by and among Cornerstone Properties Inc.
                        and the investors listed therein, incorporated by reference to Annex B of the Company's definitive Proxy Statement on
                        Schedule 14A dated November 13, 1998.

10.17                   Voting Agreement, dated February 11, 2000, by and among
                        Equity Office Properties Trust, EOP Operating Limited
                        Partnership, WCP Services, Inc. and Stichting Pensioenfonds
                        voor de Gezondheid, Gaestelijke en Meatschappelljke
                        Belangen, incorporated by reference to Exhibit 10.2 to the
                        Company's Current Report on Form 8-K dated February 16,
                        2000.

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

                                                       CORNERSTONE PROPERTIES INC.
                                                       (Registrant)

                                                            /s/ JOHN S. MOODY
                                                            -----------------------------------------
DATED: March 22, 2000                                       John S. Moody, PRESIDENT & CEO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ WILLIAM WILSON III
     -------------------------------------------       Chairman of the Board and Director
                 William Wilson III

                  /s/ JOHN S. MOODY                    Chief Executive Officer, President and
     -------------------------------------------         Director
                    John S. Moody                        (Principal Executive Officer)

                /s/ RODNEY C. DIMOCK
     -------------------------------------------       Executive Vice President and Director
                  Rodney C. Dimock

                /s/ KEVIN P. MAHONEY                   Senior Vice President and Chief Financial
     -------------------------------------------         Officer (Principal Financial and Accounting
                  Kevin P. Mahoney                       Officer)

                 /s/ CECIL D. CONLEE
     -------------------------------------------       Director
                   Cecil D. Conlee

                   /s/ BLAKE EAGLE
     -------------------------------------------       Director
                     Blake Eagle

             /s/ DR. KARL-LUDWIG HERMANN
     -------------------------------------------       Director
               Dr. Karl-Ludwig Hermann

                 /s/ HANS C. MAUTNER
     -------------------------------------------       Director
                   Hans C. Mautner

               /s/ DR. LUTZ MELLINGER
     -------------------------------------------       Director
                 Dr. Lutz Mellinger

     -------------------------------------------       Director
                 Craig R. Stapleton

               /s/ MICHAEL J.G. TOPHAM
     -------------------------------------------       Director
                 Michael J.G. Topham

                /s/ DICK VAN DEN BOS
     -------------------------------------------       Director
                  Dick van den Bos

                /s/ JAN VAN DER VLIST
     -------------------------------------------       Director
                  Jan van der Vlist

                /s/ DONALD G. FISHER
     -------------------------------------------       Director
                  Donald G. Fisher

                 /s/ RANDALL A. HACK
     -------------------------------------------       Director
                   Randall A. Hack

DATED: March 22, 2000

                          CORNERSTONE PROPERTIES INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 1999, 1998
                            AND FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cornerstone Properties Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) of this Form 10-K present fairly, in all material respects, the financial position of Cornerstone Properties Inc. and Subsidiaries ("Cornerstone") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 of the financial statements, on February 11, 2000, Cornerstone announced a definitive plan of merger with Equity Office Properties Trust.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
March 3, 2000

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Developments in progress:
  Land......................................................  $   46,132   $   10,437
  Development costs.........................................      17,000        2,519
Rental Property, at cost:
  Land......................................................     646,852      702,840
  Buildings, leasehold interests and improvements...........   3,084,466    3,403,152
  Deferred lease costs......................................     157,015      143,188
                                                              ----------   ----------
                                                               3,951,465    4,262,136
  Less: Accumulated depreciation and amortization...........     290,998      286,664
                                                              ----------   ----------
      Total Development and Rental Property.................   3,660,467    3,975,472

Assets held for sale........................................      62,185       77,568
Cash and cash equivalents...................................      19,679       61,869
Restricted cash.............................................     222,043        9,114
Investment in joint ventures................................      31,725       31,500
Other deferred costs, net of accumulated amortization of
  $7,092 and $999...........................................      42,655       47,807
Deferred tenant receivables.................................      77,243       53,489
Tenant and other receivables, net...........................      14,725       10,326
Other assets................................................      39,506       14,839
                                                              ----------   ----------
TOTAL ASSETS................................................  $4,170,228   $4,281,984
                                                              ==========   ==========
LIABILITIES

Long-term debt, inclusive of $16,149 and $25,031 of
  unamortized premium.......................................  $1,448,331   $1,532,474
Credit facility.............................................     329,000      465,000
Accrued interest............................................      10,961       10,933
Accrued real estate taxes...................................      16,457       16,395
Accounts payable and accrued expenses.......................      45,006       51,454
Distributions payable.......................................          --       38,163
Unearned revenue and other liabilities......................      40,881       23,890
                                                              ----------   ----------
TOTAL LIABILITIES...........................................   1,890,636    2,138,309
                                                              ==========   ==========

MINORITY INTEREST
Minority interest in operating partnership..................     284,566      283,388
Minority interest in joint ventures.........................      22,532       23,420
                                                              ----------   ----------
TOTAL MINORITY INTEREST.....................................     307,098      306,808
                                                              ==========   ==========

Commitments and contingencies

Redeemable preferred stock; 344,828 shares authorized; 0
  shares issued and outstanding.............................          --           --

STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated
  value; 65,000,000 shares authorized; 3,030,303 shares
  issued and outstanding....................................      50,000       50,000
Common stock, no par value; 250,000,000 shares authorized;
  129,610,536 shares issued and 129,252,303 shares
  outstanding...............................................          --           --
Paid-in capital.............................................   1,808,943    1,788,567
Retained earnings...........................................     111,150           --
Accumulated other comprehensive income......................       9,424           --
Deferred compensation.......................................      (2,012)      (1,700)
                                                              ----------   ----------
                                                               1,977,505    1,836,867
Treasury stock, 358,233 shares, at cost.....................      (5,011)          --
                                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY..................................   1,972,494    1,836,867
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $4,170,228   $4,281,984
                                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUES
  Office and parking rentals................................  $607,409   $338,515   $159,828
  Earnings in joint ventures................................       898     11,420         --
  Interest and other income.................................     9,141      9,551     14,083
                                                              --------   --------   --------
    TOTAL REVENUES..........................................   617,448    359,486    173,911
                                                              --------   --------   --------

EXPENSES
  Building operating expenses...............................   132,630     75,663     35,962
  Real estate taxes.........................................    71,554     46,760     25,560
  Interest expense..........................................   137,759     67,533     33,977
  Depreciation and amortization.............................    96,726     59,278     30,978
  General and administrative................................    27,006     12,939      7,564
                                                              --------   --------   --------
    TOTAL EXPENSES..........................................   465,675    262,173    134,041
                                                              --------   --------   --------
                                                               151,773     97,313     39,870
                                                              --------   --------   --------
OTHER INCOME (EXPENSES)
  Gain (loss) on sale of real estate assets.................   131,034     (2,076)        --
  Net gain on interest rate swaps...........................        --         --         99
                                                              --------   --------   --------
    TOTAL OTHER INCOME (EXPENSES)...........................   131,034     (2,076)        99
                                                              --------   --------   --------

MINORITY INTEREST
  Minority interest in operating partnership................   (34,982)    (2,850)        --
  Minority interest in joint ventures.......................    (5,755)    (4,619)    (2,368)
                                                              --------   --------   --------
    TOTAL MINORITY INTEREST.................................   (40,737)    (7,469)    (2,368)
                                                              --------   --------   --------
Income before cumulative effect of a change in accounting
  principle and extraordinary loss..........................   242,070     87,768     37,601

Cumulative effect of a change in accounting principle.......      (630)        --         --
Extraordinary loss..........................................   (10,787)    (4,303)       (54)
                                                              --------   --------   --------
NET INCOME..................................................  $230,653   $ 83,465   $ 37,547
                                                              ========   ========   ========

INCOME APPLICABLE TO PREFERRED STOCK........................  $ (3,500)  $ (3,500)  $(10,160)
                                                              --------   --------   --------

INCOME APPLICABLE TO COMMON STOCK...........................  $227,153   $ 79,965   $ 27,387
                                                              ========   ========   ========
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE AND EXTRAORDINARY LOSS PER COMMON SHARE.........  $   1.85   $   0.84   $   0.63
                                                              ========   ========   ========
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE AND
  EXTRAORDINARY LOSS PER COMMON SHARE.......................  $  (0.09)  $  (0.04)  $     --
                                                              ========   ========   ========

BASIC INCOME PER COMMON SHARE...............................  $   1.76   $   0.80   $   0.63
                                                              ========   ========   ========

DILUTED INCOME PER COMMON SHARE.............................  $   1.74   $   0.80   $   0.63
                                                              ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $230,653   $83,465    $37,547
                                                              ========   =======    =======
OTHER COMPREHENSIVE INCOME:
  Unrealized gain on investments............................     3,911        --         --
  Unrealized gain on interest rate swaps during the
    period..................................................     5,513        --         --
                                                              --------   -------    -------
  Other comprehensive income................................     9,424        --         --
                                                              --------   -------    -------

COMPREHENSIVE INCOME........................................  $240,077   $83,465    $37,547
                                                              ========   =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      COMMON STOCK            PREFERRED STOCK                    ACCUMULATED
                                ------------------------   ----------------------   RETAINED        OTHER
                                OUTSTANDING    PAID-IN     OUTSTANDING   PAID-IN    EARNINGS    COMPREHENSIVE    TREASURY
                                  SHARES       CAPITAL       SHARES      CAPITAL    (DEFICIT)       INCOME        STOCK
                                -----------   ----------   -----------   --------   ---------   --------------   --------
BALANCE, JANUARY 1, 1997......  20,609,754    $  160,577    3,030,303    $50,000    $(30,789)           --            --

Common stock proceeds, net of
  $17,204 in stock issuance
  costs.......................  16,100,000       208,196           --         --          --            --            --
Preferred stock conversion....  11,482,760       162,515           --         --          --            --            --
Dividend reinvestment, net of
  $296 in stock issuance
  costs.......................     696,013        10,808           --         --          --            --            --
PGGM stock....................  34,185,500       547,000           --         --          --            --            --
Restricted stock grants.......     107,292         1,761           --         --          --            --            --
Restricted stock grant
  vesting.....................          --            --           --         --          --            --            --
Net income....................          --            --           --         --      37,547            --            --
Option exercise...............      10,500           150           --         --          --            --            --
Preferred stock
  distributions...............          --        (3,402)          --         --      (6,758)           --            --
Common stock distributions
  ($1.04/shr).................          --       (39,418)          --         --          --            --            --
                                -----------   ----------    ---------    -------    --------        ------       -------
BALANCE, DECEMBER 31, 1997....  83,191,819    $1,048,187    3,030,303    $50,000    $     --        $   --       $    --

Common stock proceeds, net of
  $14,463 in stock issuance
  costs.......................  25,969,203       447,881           --         --          --            --            --
Dividend reinvestment, net of
  $410 in stock issuance
  costs.......................     397,404         6,294           --         --          --            --            --
Tower 56 residual purchase....     307,692         5,500           --         --          --            --            --
Restricted stock grants.......      31,678           577           --         --          --            --            --
Restricted stock grant
  vesting.....................          --            --           --         --          --            --            --
Net income....................          --            --           --         --      83,465            --            --
Minority adjustment...........          --        49,219           --         --          --            --            --
Preferred stock
  distributions...............          --            --           --         --      (3,500)           --            --
Common stock distributions
  ($1.50/shr).................          --       (70,963)          --         --     (79,965)           --            --
One Memorial acquisition......   3,428,571        60,000           --         --          --            --            --
Wilson Acquisition............  14,884,417       241,872           --         --          --            --            --
                                -----------   ----------    ---------    -------    --------        ------       -------
BALANCE, DECEMBER 31, 1998....  128,210,784   $1,788,567    3,030,303    $50,000    $     --        $   --       $    --

Stock issuance costs..........          --          (378)          --         --          --            --            --
Restricted stock grants.......          --         1,760           --         --          --            --            --
Restricted stock grant
  vesting.....................          --            --           --         --          --            --            --
Net income....................          --            --           --         --     230,653            --            --
Minority adjustment...........          --         1,464           --         --          --            --            --
Unrealized gain on
  investments.................          --            --           --         --          --         3,911            --
Unrealized gain on swaps......          --            --           --         --          --         5,513            --
DRIP..........................     147,577         2,318           --         --          --            --            --
Options exercised.............     127,000         1,827           --         --          --            --            --
Unitholder redemption.........   1,125,175        13,385           --         --          --            --            --
Treasury stock................    (358,233)           --           --         --          --            --        (5,011)
Preferred stock
  distributions...............          --            --           --         --      (3,500)           --            --
Common stock distributions
  ($0.90/shr).................          --            --           --         --    (116,003)           --            --
                                -----------   ----------    ---------    -------    --------        ------       -------
BALANCE, DECEMBER 31, 1999....  129,252,303   $1,808,943    3,030,303    $50,000    $111,150        $9,424       $(5,011)
                                ===========   ==========    =========    =======    ========        ======       =======


                                  DEFERRED
                                COMPENSATION      TOTAL
                                -------------   ----------
BALANCE, JANUARY 1, 1997......     $(1,248)     $  178,540
Common stock proceeds, net of
  $17,204 in stock issuance
  costs.......................          --         208,196
Preferred stock conversion....          --         162,515
Dividend reinvestment, net of
  $296 in stock issuance
  costs.......................          --          10,808
PGGM stock....................          --         547,000
Restricted stock grants.......      (1,868)           (107)
Restricted stock grant
  vesting.....................         928             928
Net income....................          --          37,547
Option exercise...............          --             150
Preferred stock
  distributions...............          --         (10,160)
Common stock distributions
  ($1.04/shr).................          --         (39,418)
                                   -------      ----------
BALANCE, DECEMBER 31, 1997....     $(2,188)     $1,095,999
Common stock proceeds, net of
  $14,463 in stock issuance
  costs.......................          --         447,881
Dividend reinvestment, net of
  $410 in stock issuance
  costs.......................          --           6,294
Tower 56 residual purchase....          --           5,500
Restricted stock grants.......        (577)             --
Restricted stock grant
  vesting.....................       1,065           1,065
Net income....................          --          83,465
Minority adjustment...........          --          49,219
Preferred stock
  distributions...............          --          (3,500)
Common stock distributions
  ($1.50/shr).................          --        (150,928)
One Memorial acquisition......          --          60,000
Wilson Acquisition............          --         241,872
                                   -------      ----------
BALANCE, DECEMBER 31, 1998....     $(1,700)     $1,836,867
Stock issuance costs..........          --            (378)
Restricted stock grants.......      (1,760)             --
Restricted stock grant
  vesting.....................       1,448           1,448
Net income....................          --         230,653
Minority adjustment...........          --           1,464
Unrealized gain on
  investments.................          --           3,911
Unrealized gain on swaps......          --           5,513
DRIP..........................          --           2,318
Options exercised.............          --           1,827
Unitholder redemption.........          --          13,385
Treasury stock................          --          (5,011)
Preferred stock
  distributions...............          --          (3,500)
Common stock distributions
  ($0.90/shr).................          --        (116,003)
                                   -------      ----------
BALANCE, DECEMBER 31, 1999....     $(2,012)     $1,972,494
                                   =======      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 230,653   $  83,465   $  37,547
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     90,790      58,980      31,826
    Deferred compensation amortization......................      1,312       1,065         928
    Net change in real estate joint ventures................       (225)      5,670          --
    Cumulative effect of a change in accounting principle...        630          --          --
    Net gain on interest rate swap..........................         --          --         (99)
    Extraordinary loss......................................     10,787       4,303          54
    Unbilled rental revenue.................................    (25,858)    (13,712)     (3,015)
    Increase in accrued interest............................         27       6,799       3,052
    Minority interest share of income.......................     40,737       7,469       2,368
    (Gain) loss on sale of real estate assets...............   (131,034)      2,076          --
    Increase in tenant and other receivables and other
      assets................................................    (15,745)     (6,833)    (16,920)
    Increase in accounts payable, accrued expenses and other
      liabilities...........................................     21,431      33,515      10,181
                                                              ---------   ---------   ---------
    Total adjustments.......................................     (7,148)     99,332      28,375
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............    223,505     182,797      65,922
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to investment property..........................    (79,359)   (797,181)   (464,096)
  Repayment of notes receivable.............................        134       1,518       1,259
  Other investments.........................................     (5,000)    (41,893)
  Investments in real estate joint ventures.................         --     (31,391)         --
  Proceeds from sale of real estate assets net of amounts in
    escrow..................................................    136,713      45,865          --
                                                              ---------   ---------   ---------
    Net cash provided by (used in) investing activities.....     52,488    (823,082)   (462,837)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock offering.......................         --     462,344     225,400
  Purchase of treasury shares...............................     (4,889)         --          --
  Borrowings under mortgage loans...........................    455,000      92,377          --
  Borrowings under credit facility..........................    130,000     567,500     187,000
  Repayments under credit facility..........................   (266,000)   (289,500)         --
  Repayment of term loan....................................         --          --     (32,500)
  Repayments under mortgage loans...........................   (432,958)     (3,426)     (1,094)
  Proceeds from dividend reinvestment plan..................      2,318       6,704      11,104
  Debt prepayment costs.....................................    (14,898)     (1,762)       (216)
  (Increase) decrease in restricted cash....................     (2,542)     (7,211)      2,524
  Stock and debt issuance costs.............................     (2,758)    (20,813)    (20,715)
  Options exercised.........................................      1,827          --          --
  Unitholder redemptions....................................     (1,169)         --
  Distributions to minority partners........................    (28,086)    (12,524)     (2,717)
  Distributions to preferred stockholders...................     (3,500)     (3,500)    (10,160)
  Distributions to common stockholders......................   (150,528)   (112,765)    (51,784)
                                                              ---------   ---------   ---------
    Net cash (used in) provided by financing activities.....   (318,183)    677,424     306,842
                                                              ---------   ---------   ---------
  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........    (42,190)     37,139     (90,073)
  CASH AND CASH EQUIVALENTS, beginning of year..............     61,869      24,730     114,803
                                                              ---------   ---------   ---------
  CASH AND CASH EQUIVALENTS, end of year....................  $  19,679   $  61,869   $  24,730
                                                              =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1. NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 83 Class A office buildings comprising approximately 17 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in nine major metropolitan areas throughout the United States: Atlanta, Boston, suburban Chicago, Minneapolis, New York City, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own and develop Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. The Company also provides property management, leasing, development and tenant improvement services to third parties on a fee basis through WCP Services, Inc., a taxable corporate subsidiary in which the Company owns 95% of the equity, but only 1% of the voting common stock. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of December 31, 1999, Cornerstone owned approximately 87.1% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

    On February 11, 2000, the Company announced that it had entered into an agreement and plan of merger with Equity Office Properties Trust ("EOP") (the "EOP Merger"). The merger agreement provides for a merger of Cornerstone with and into EOP and a merger of the Operating Partnership with and into EOP Operating Limited Partnership. In the mergers, holders of common stock of Cornerstone and holders of Units in the Operating Partnership shall be entitled to elect to receive, for each share or unit, as the case may be, either 0.7009 of a share of beneficial interest of EOP (or, in the case of the Cornerstone Units, 0.7009 of a Class A Unit of EOP Operating Limited Partnership), or $18.00 per share (or per Unit, as the case may be) in cash, subject to pro ration as provided in the merger agreement. Each share of 7% Cumulative Convertible Preferred Stock, liquidation preference $16.50 per share, of Cornerstone shall be converted into the right to receive $18.00, plus accrued and unpaid dividends, in cash. For U.S. federal income tax purposes, the merger is expected to be tax-free to Cornerstone stockholders who are U.S. persons and who receive EOP shares in the merger, except that any such stockholder who receives cash in addition to EOP shares generally will recognize gain (but not loss) in an amount equal to the amount of cash received in the merger, or, if less, the excess of the fair market value of the EOP shares and cash received in the merger over the stockholder's basis in the Cornerstone common stock exchanged in the merger. The merger is also expected in most cases to be tax-free to Cornerstone stockholders who are non-U.S. persons, although certain non-U.S. stockholders may be subject to U.S. tax under the provisions of the Foreign Investment in Real Property Tax Act. The mergers are subject to customary closing conditions, including the approval of the merger by the shareholders of EOP and the stockholders of Cornerstone and the approval of the partnership merger, to the extent necessary, by the partners of EOP Operating Limited Partnership and the Operating Partnership.

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

    Investment properties are carried at cost less accumulated depreciation. Whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable (such as a significant adverse action by a regulator, a significant physical change in the property or significant changes in market conditions), the Company's policy is to assess any impairment in value by making a comparison of the current and projected cash flows of each property over its remaining useful life (undiscounted and without interest charges) to the carrying amount of each property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect the impairment in value of the property. No significant adjustments have been made in the accompanying financial statements.

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

ASSETS HELD FOR SALE

    Included in Assets Held for Sale at December 31, 1999 are four properties, which are expected to be sold by the Company within the next year. The Properties are valued at approximately $62.2 million, the lower of the carrying amount or the fair value less estimated costs to sell. For the year ended December 31, 1999, the fair value less estimated costs to sell exceeds the carrying amount for each of these properties and therefore, the Company has not recorded a write down on these assets. The Company discontinues the recognition of depreciation on the assets when the property is considered held for sale.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of three months or less from the date of purchase. At December 31, 1999 and 1998, Cornerstone had on deposit with major financial institutions substantially all of its cash and cash equivalents which balances at times exceed federally insurable limits. Cornerstone believes it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer.

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

OTHER ASSETS

    The Company records costs incurred for potential investments as Other Assets. Upon consummation of an investment, the Company capitalizes all such costs as an adjustment to the purchase price and depreciates these costs over the useful life of the asset. All such costs are expensed at the time it is determined that a potential investment will not be consummated. In addition, the Company adopted EITF 97-11 and in accordance therewith, the Company expenses all internal acquisition costs.

    Included in Other Assets is the Company's $1.5 million equity investment in Allied Riser Communications Corp. ("ARCC") and its $3.5 million equity investment in Cypress Communications, Inc. ("CYCO"). ARCC and CYCO are providers of voice, video and data telecommunications services. As part of the terms of the agreements with both ARCC and CYCO, the Company received warrants for shares of common stock by providing ARCC and CYCO access to certain of the Company's buildings. As such, the value of the warrants received from ARCC and CYCO of $5.1 million and $2.1 million, respectively, is included in Other Assets. Per the applicable requirements of Statement of Financial Accounting Standards
No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company recorded an unrealized gain on its total investment in ARCC as of December 31, 1999 of $3.9 million. A corresponding adjustment was posted to a separate component of stockholder's equity through Other Comprehensive Income. As of December 31, 1999, CYCO was not publicly traded and did not fall within in the scope of SFAS 115.

MINORITY INTEREST

    Minority interest in the Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of December 31, 1999 amounted to 12.9%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of December 31, 1999, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 19,131,785 and as of such date, 1,125,175 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 76,647 UPREIT Units have been redeemed for cash.

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

TREASURY STOCK

    As of December 31, 1999, the Company reacquired 358,233 shares of Common Stock, which was accounted for using the cost method. Of these shares, 347,400 shares were acquired under the Repurchase Program (see Note 8).

REVENUE RECOGNITION

    Rental revenue is recognized ratably as earned over the terms of the leases. Deferred tenant receivables result from rental revenues which have been earned but will be received in future periods as a result of rent concessions provided to tenants and scheduled future rent increases. Deferred tenant receivables were approximately $77,243,000 and $53,489,000 at December 31, 1999 and 1998,
respectively. Expense reimbursement and escalation income for the years ended December 31, 1999, 1998 and 1997 was approximately $101,595,000, $77,821,000 and
$36,990,000, respectively.

    An allowance for doubtful accounts of approximately $3,803,000 and $253,000 has been recorded at December 31, 1999 and 1998, respectively, relating to tenant and other receivables. Bad debt expense totaled approximately $3,694,000, $232,000 and $221,000 during 1999, 1998, and 1997, respectively. The Company's policy is to reserve against all trade receivables greater than 90 days past due.

INTEREST RATE SWAP AGREEMENTS

    The Company uses interest rate swaps to effectively fix the interest rates on certain floating-rate debt. Specific types of loans and amounts that are hedged are determined based on prevailing market conditions and the current shape of the yield curve. The specific terms and notional amount of the swaps are determined based on management's assessment of future interest rates, as well as short-term strategic initiatives.

    During 1999, the Company entered into and subsequently amended swap agreements that effectively fixed the rate on $250.0 million of the amount outstanding on the Company's Revolving Credit Facility at 6.47% for 1999 and 5.41% through the maturity of the swaps in December 2000. The swaps have been designated as "cash flow hedges" within the meaning defined in SFAS 133 (as defined hereinafter). At December 31, 1999, the Company recorded an unrealized gain of $5,513,000 in Other Assets with a corresponding adjustment posted to a separate component of stockholder's equity through Other Comprehensive Income as defined in Statement of Financial Accounting Standards No. 130. Based on the expiration of these instruments, the unrealized gain is expected to be reclassified to earnings during the next twelve months. These swaps are considered hedges for federal income tax purposes.

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

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the 1999 financial statement presentation.

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

2. PROPERTIES

    The following table summarizes Cornerstone's interest in real estate investments at December 31, 1999:

MARKET NAME                                     TOTAL RENTABLE   CORNERSTONE
PROPERTY                                         SQUARE FEET     INTEREST (A)   YEAR CONSTRUCTED    LEASED     NOTES
-----------                                     --------------   ------------   ----------------   --------   --------
BOSTON, MASSACHUSETTS
  Sixty State Street..........................       823,014        100.0%          1979             100%         B
  500 Boylston Street.........................       714,513         91.5%          1988             100%         C
  222 Berkeley Street.........................       530,844         91.5%          1991             100%         C
  125 Summer Street...........................       463,691        100.0%          1989              74%
  One Memorial Drive..........................       352,764        100.0%          1985             100%         D
                                                  ----------                                         ---
  MARKET TOTAL................................     2,884,826                                          96%

SAN MATEO COUNTY, CALIFORNIA
  Bayhill (4 buildings).......................       514,255        100.0%       1982-1987            96%         E
  Peninsula Office Park (7 buildings).........       492,044        100.0%       1971-1998           100%         E
  Seaport Centre..............................       463,418        100.0%          1988             100%         E
  Bay Park Plaza (2 buildings)................       257,058        100.0%       1985-1998           100%         E
  One Bay Plaza...............................       176,533        100.0%          1979              99%         E
                                                  ----------                                         ---
  MARKET TOTAL................................     1,903,308                                          99%

ATLANTA, GEORGIA
  191 Peachtree Street........................     1,215,288         80.0%          1991              98%       C,F
  200 Galleria................................       432,698        100.0%          1985              98%         C
                                                  ----------                                         ---
  MARKET TOTAL................................     1,647,986                                          98%

EAST BAY, CALIFORNIA
  Corporate Centre (2 buildings)..............       329,348        100.0%       1985-1987            96%         E
  ADP Plaza (2 buildings).....................       300,308        100.0%       1987-1989            95%         E
  PeopleSoft Plaza............................       277,562        100.0%          1984             100%         E
  Norris Tech Center (3 buildings)............       260,513        100.0%       1984-1990           100%         E
  Golden Bear Center..........................       160,587        100.0%          1986              99%         E
  2700 Ygnacio Valley Road....................       103,214        100.0%          1984              99%         E
  Park Plaza..................................        87,040        100.0%          1986             100%         E
  1600 South Main.............................        83,277        100.0%          1983              98%         E
                                                  ----------                                         ---
  MARKET TOTAL................................     1,601,849                                          98%

MARKET NAME                                    TOTAL RENTABLE   CORNERSTONE
PROPERTY                                        SQUARE FEET     INTEREST (A)   YEAR CONSTRUCTED    LEASED     NOTES
-----------                                    --------------   ------------   ----------------   --------   --------
SEATTLE, WASHINGTON
  Washington Mutual Tower (3 buildings)......     1,154,560         50.0%          1988              98%         G
  110 Atrium Place...........................       215,172        100.0%          1981             100%         E
  Island Corporate Center....................       100,009        100.0%          1987              97%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................     1,469,741                                          98%

SANTA CLARA COUNTY, CALIFORNIA
  Pruneyard Office (3 buildings).............       354,629        100.0%       1971-1999            99%       E,H
  10 Almaden.................................       294,809        100.0%          1989             100%         E
  Pruneyard Shopping Center..................       252,210        100.0%         1970s              90%         E
  Embarcadero Place (4 buildings)............       192,081        100.0%          1984             100%         E
  Pruneyard Inn..............................        94,500        100.0%          1989              N/A       E,I
                                                 ----------                                         ----
  MARKET TOTAL...............................     1,188,229                                          98%

SAN FRANCISCO, CALIFORNIA
  120 Montgomery Street......................       420,310         66.7%          1955              95%         E
  One Post...................................       391,450         50.0%          1969              99%         E
  201 California Street......................       240,230        100.0%          1980              96%         J
  188 Embarcadero............................        85,183        100.0%          1985              99%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................     1,137,173                                          97%

MINNEAPOLIS, MINNESOTA
  Norwest Center.............................     1,117,439         50.0%          1988             100%         K
                                                 ----------                                         ----
  MARKET TOTAL...............................     1,117,439                                         100%

WASHINGTON, D.C./ALEXANDRIA, VIRGINIA
  Market Square (2 buildings)................       688,709         70.0%          1990              99%       C,L
  99 Canal Center............................       137,945        100.0%          1986             100%         C
  TransPotomac Plaza 5.......................        96,392        100.0%          1983             100%         C
  11 Canal Center............................        70,365        100.0%          1986              98%         C
                                                 ----------                                         ----
  MARKET TOTAL...............................       993,411                                          99%

SUBURBAN CHICAGO, ILLINOIS
  Corporate 500 Centre (4 buildings).........       679,039        100.0%       1986/1990            99%         M
  One Lincoln Centre.........................       297,040        100.0%          1986              89%
                                                 ----------                                         ----
  MARKET TOTAL...............................       976,079                                          96%

SANTA MONICA/WEST LOS ANGELES, CALIFORNIA
  West Wilshire (2 buildings)................       235,787        100.0%       1960-1976            94%         E
  Wilshire Palisades.........................       186,714        100.0%          1981             100%         J
  Janss Court................................       125,709        100.0%          1989             100%       E,N
  Searise Office Tower.......................       122,292        100.0%          1975             100%         E
  Commerce Park..............................        94,367        100.0%          1977              79%       E,O
  429 Santa Monica...........................        83,243        100.0%          1982              88%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       848,112                                          95%

ORANGE COUNTY, CALIFORNIA
  Bixby Ranch................................       277,289        100.0%          1987              98%         E
  18301 Von Karman...........................       219,508        100.0%          1991              88%         E
  2677 North Main............................       213,318        100.0%          1987              94%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       710,115                                          94%

MARKET NAME                                    TOTAL RENTABLE   CORNERSTONE
PROPERTY                                        SQUARE FEET     INTEREST (A)   YEAR CONSTRUCTED    LEASED     NOTES
-----------                                    --------------   ------------   ----------------   --------   --------
SAN DIEGO, CALIFORNIA
  Centerside II..............................       286,949        100.0%          1987              93%         E
  Crossroads.................................       133,553        100.0%          1983             100%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       420,502                                          95%

NEW YORK CITY, NEW YORK
  527 Madison Avenue.........................       215,332        100.0%          1986             100%
  Tower 56...................................       163,633        100.0%          1983              99%         P
                                                 ----------                                         ----
  MARKET TOTAL...............................       378,965                                          99%

LOS ANGELES, CALIFORNIA
  700 North Brand............................       202,531        100.0%          1981              94%         E
  Warner Park Center.........................        57,366        100.0%          1986             100%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       259,897                                          95%

CONEJO VALLEY (VENTURA), CALIFORNIA
  Westlake Spectrum (2 buildings)............       118,990        100.0%          1990              97%         E
  Agoura Hills...............................       115,208        100.0%          1987             100%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       234,198                                          99%

OTHER REGIONS
  U.S. West (Murray, Utah)...................       136,608        100.0%          1985              76%         E
  Exposition Centre (Sacramento,
    California)..............................        72,971        100.0%          1984              70%         E
                                                 ----------                                         ----
  MARKET TOTAL...............................       209,579                                          74%

  TOTAL PORTFOLIO............................    17,981,409                                          97%
                                                 ----------                                         ----
  Minority Interest Adjustment (Q)...........      (728,307)
                                                 ----------
  CORNERSTONE PORTFOLIO......................    17,253,102                                          96%
                                                                                                    ====
  Adjustment For Pruneyard Inn...............       (94,500)
                                                 ----------
  CORNERSTONE OFFICE PORTFOLIO...............    17,158,602
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

(C) On October 27, 1997, the Company acquired interests in nine Class A office properties comprising approximately 4.5 million rentable square feet in Alexandria, Virginia (3 properties), Atlanta (2 properties), Boston (2 properties), Charlotte and Washington, D.C., as well as an undeveloped parcel of land in Chicago (collectively, "the DIHC Portfolio"). The Company acquired the DIHC Portfolio for a purchase price of approximately
    $1.06 billion, consisting of approximately 34.2 million shares of Common Stock valued and recorded at $16.00 per share, approximately $260.0 million in cash and $250.0 million in promissory notes. The cash portion of the acquisition was financed with proceeds from the Company's initial public offering in April 1997 and $54.0 million from its Revolving Credit Facility. The Company has since sold the asset in Charlotte as well as the undeveloped parcel of land in Chicago.

(D) On April 28, 1998, the Company purchased One Memorial Drive in Cambridge, Massachusetts. The total purchase price for the Property was approximately $112.5 million, approximately $23.5 million of which was paid in cash, approximately $29.0 million of which was paid in UPREIT Units valued at $17.50 per unit and approximately $60.0 million of which was paid in Common Stock valued at $17.50 per share.

(E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately
    9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 94,500 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area. The Company has since sold eleven assets comprising approximately 1.2 million square feet.

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

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1999, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, with the Company receiving the remainder of the cash flow of the Property.

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

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1999, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

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

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the year ended December 31, 1999, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 74.4%.

(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the year ended
    December 31, 1999, the Company received 100% of the cash flow from the Property. On November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

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

(N) Janss Court is a seven-story Class A mixed-use building containing approximately 126,000 square feet. In addition to approximately 93,000 square feet of retail and office space, Janss Court offers 32 apartments for a total of 33,000 rentable square feet of residential space.

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

    During 1999, the Company sold 13 properties for gross proceeds of $495,705,000 resulting in a net gain of $131,033,847.

    The future minimum lease payments to be received by the Company under noncancellable operating leases as of December 31, 1999 are as follows (Dollar amounts in thousands):

2000........................................................  $  396,159
2001........................................................     373,079
2002........................................................     327,096
2003........................................................     269,223
2004........................................................     211,497
Thereafter..................................................     737,345
                                                              ----------
TOTAL.......................................................  $2,314,399
                                                              ==========

3. RESTRICTED CASH

    Restricted cash includes security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements.

    The proceeds from the sales of certain properties during 1999 totaling approximately $211.5 million, are included in restricted cash pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

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

5. LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of December 31, 1999 and 1998, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).

PROPERTY
--------
FIXED RATE                            AMORTIZATION    INTEREST RATE (A)       MATURITY DATE        12/31/99     12/31/98
----------                            -------------   -----------------       -------------       ----------   ----------
TransPotomac Plaza (B)..............  Interest Only               7.28%         Oct-2000              65,000       65,000
West Wilshire Office and Medical....  25 year                     6.90%         Jan-2002              16,926       17,301
Searise Office Tower................  25 year                     6.90%         Jan-2002              11,607       11,864
Exposition Centre...................  25 year                     6.90%         May-2002               5,081        5,200
Wilshire Palisades..................  22 year                     6.70%         Jul-2002              29,047       29,902
110 Atrium Place....................  30 year                     6.90%         Mar-2004              21,517       21,838
527 Madison Avenue and
  One Lincoln Centre (B)............  Interest only               7.47%         Oct-2004              65,000       65,000
Sixty State Street..................  30 year                     6.84%         Jan-2005              85,420       87,627
Island Corporate Center.............  30 year                     6.90%         Apr-2005              13,170       13,294
Washington Mutual Tower.............  Interest only               7.53%         Nov-2005              79,100       79,100
Norwest Center......................  Interest only               8.74%         Dec-2005             110,000      110,000
Agoura Hills........................  25 year                     6.90%         Dec-2005              12,003       12,328
Janss Court.........................  30 year                     6.90%         Dec-2005              18,357       18,723
Bayhill 4,5,6 & 7...................  25 year                     6.90%         Dec-2006              57,764       59,071
Market Square (C) and
  200 Galleria (B)..................  Interest only               7.54%         Oct-2007             120,000      120,000
Corporate 500 Centre................  25 year                     6.66%         Nov-2008              88,424       89,765
188 Embarcadero (D).................  25 year                     7.26%         Aug-2009              15,606        9,135
Centerside II (D)...................  25 year                     7.26%         Aug-2009              24,254       13,818
700 North Brand (D).................  25 year                     7.26%         Aug-2009              26,938       18,108
Golden Bear Center (D)..............  25 year                     7.26%         Aug-2009              20,477       15,753
Bixby Ranch (D).....................  25 year                     7.26%         Aug-2009              28,528       20,243
One Memorial Drive (D)..............  25 year                     7.26%         Aug-2009              63,119           --
125 Summer Street (E)...............  25 year                     7.23%         Nov-2009              78,844       50,000
Tower 56 (E)........................  25 year                     7.23%         Nov-2009              25,024       17,548
Peninsula Office
  Park 1,3,4,5,6,8 & 9 (E)..........  25 year                     7.23%         Nov-2009              88,128       60,242
Embarcadero Place (E)...............  25 year                     7.23%         Nov-2009              38,149       26,061
201 California Street (E)...........  25 year                     7.23%         Nov-2009              44,504       33,071
                                                                                                  ----------   ----------
  TOTAL FIXED RATE DEBT.............                              7.31%(F)       7.1 yrs(F)        1,251,987    1,069,992
                                                                                                  ----------   ----------

VARIABLE RATE
------------------------------------
Seaport Centre (G)..................  Interest only    LIBOR plus 1.50%         Dec-2000              58,000       58,000
The Pruneyard.......................  24 year          LIBOR plus 1.50%         Jul-2000              60,947       49,384
Convertible Promissory Note
  due 2001 (H)......................  Interest only          8.11% max(I)       Jan-2001              12,926       12,926
120 Montgomery Street...............  24 year          LIBOR plus 1.40%         Nov-2002              48,160       46,930
Norris Tech Center..................  25 year          LIBOR plus 1.65%         Dec-2003              16,066       16,392
Other loans.........................  Various                  Various           Various                 245          597
                                                                                                  ----------   ----------
  TOTAL VARIABLE RATE DEBT..........                              7.40%(F)       1.5 yrs(F)          196,344      184,229
                                                                                                  ----------   ----------

PROPERTY
--------
REPAID DEBT                           AMORTIZATION    INTEREST RATE (A)       MATURITY DATE        12/31/99     12/31/98
-----------                           -------------   -----------------       -------------       ----------   ----------
18301 Von Karman (J)................  --                            --                --                  --       10,647
1600 South Main (J).................  --                            --                --                  --        5,038
Biltmore Lakes (J)..................  --                            --                --                  --       11,468
Belmont Shores (J)..................  --                            --                --                  --        9,839
2677 North Main (J).................  --                            --                --                  --       10,774
2700 Ygnacio Valley Road (J)........  --                            --                --                  --        5,035
Westlake Spectrum (J)...............  --                            --                --                  --        3,993
Park Plaza (J)......................  --                            --                --                  --        4,940
Warner Park Center (J)..............  --                            --                --                  --        5,213
429 Santa Monica (J)................  --                            --                --                  --       10,176
Crossroads (J)......................  --                            --                --                  --        7,339
Westlake Spectrum II (J)............  --                            --                --                  --        5,284
Two ADP Plaza (K)...................  --                            --                --                  --       13,400
Two Corporate Centre (K)............  --                            --                --                  --       18,600
One & Two Gateway (L)...............  --                            --                --                  --        8,679
Scottsdale Centre (L)...............  --                            --                --                  --        7,745
66 Bovet (L)........................  --                            --                --                  --        3,939
One Norwest Center (M)..............  --                            --                --                  --       98,252
1300 South El Camino (L)............  --                            --                --                  --        4,007
10 Almaden (N)......................  --                            --                --                  --       33,885
                                                                                                  ----------   ----------
  TOTAL REPAID DEBT.................                                                                      --      278,253
                                                                                                  ----------   ----------
Total Debt..........................                              7.32%(F)       6.4 yrs(F)       $1,448,331   $1,532,474
                                                                                                  ==========   ==========

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

(C) The collateral for this loan is a pledge of the $181.0 million first mortgage loan on Market Square that the Company purchased from PGGM.

(D) The six notes arising from the restructuring of certain debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company are cross-collateralized, having the effect of forming a "collateral pool" for the underlying notes.

(E) During October 1999 the Company restructured approximately $219.9 million of individual property-related debt with Northwestern Mutual Life Insurance Company. The restructuring involved retiring the individual property-related debt and creating a single $275.0 million term loan which is cross-collateralized by six of the original seven properties. The loan has a ten year term and bears interest at 7.23%. Upon closing the loan, the lien on 10 Almaden was released and the property was added to Cornerstone's unencumbered pool.

(F) Weighted-average interest rate and maturity of the Company's long-term debt.

(G) On December 15, 1999, through an extension and modification agreement, the maturity date of the $58.0 million variable rate debt held on Seaport Centre was extended from December 31, 1999 to December 31, 2000. All other terms of the note remain unchanged.

(H) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

(I) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(J) These 12 notes were prepaid as part of the Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company restructuring, see note (D) above. All the notes had a mark to market interest rate of 6.9% and maturity dates ranging from April 2000 to March 2003.

(K) On January 4, 1999, in connection with the Wilson Acquisition, the Company prepaid the notes on Two ADP Plaza and Two Corporate Centre.

(L) These notes were prepaid in conjunction with the sale of these properties.

(M) The note was assumed by the purchaser as of the date of closing, in conjunction with the sale of this property during the fourth quarter.

(N) This note was prepaid as part of the Northwestern Mutual Life Insurance Company restructuring, see note (E) above. This note had a mark to market interest rate of 6.9% and a maturity of April 2004.

    The combined aggregate amount of maturities for all long-term borrowings for 2000 through 2004 are $183,947,000, $12,926,000, $110,821,000, $16,066,000 and
$86,517,000, respectively.

    Since most of the long-term debt is property-related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

6. CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of December 31, 1999,
$329.0 million of the facility was outstanding at a rate of approximately 8.0%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 6.47%. Beginning January 2000, the rate will be reduced to 5.41% through the expiration of the swaps in December 2000. The Revolving Credit Facility contains certain restrictive covenants including:
(i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement;
(ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.00 to 1.00 through July 1, 1999 and 2.25 to 1.00 thereafter; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.22 to 1.00. The above terms reflect an amendment to the Revolving Credit Facility that occurred during 1999. The amendment allowed the Company temporarily to increase its leverage from 55.0% to 60.0% in (ii) above for a short period, which has since expired. The Company also increased its ability to enter into mortgage debt under (v) above by decreasing the required ratio from 2.5 to 1.00 to 2.22 to 1.00.

7. COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    In April 1998, the Company entered into a contract to acquire from the developer the 928,857 square-foot Piper Jaffray building under construction in Minneapolis. In November 1999, this contract was amended in connection with a 350,000 square-foot expansion lease with a major tenant of the building. The contract was amended to provide for a purchase price equal to the costs incurred in construction and development plus a fixed amount to the developer plus an additional amount based on the leasing of the building. In addition, at the Company's election, the closing of the acquisition may occur prior to the completion of the building, but the developer will remain obligated to complete the project. Through December 31, 1999, approximately $109.4 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 75.0% pre-leased.

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

    On December 9, 1999, the Company's Board of Directors approved a stock repurchase program ("Repurchase Program") under which the Company is permitted to purchase up to $100.0 million of the Company's outstanding Common Stock. The Company may make periodic purchases on or prior to December 31, 2000 using available working capital on the open market at prevailing prices or in privately negotiated transactions. As of December 31, 1999, the Company repurchased 347,400 shares of its outstanding Common Stock for an aggregate cost of approximately $4.9 million. The Repurchase Program has been discontinued as a result of the merger with EOP.

    The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of December 31, 1999:

STOCK OPTIONS

                                     OPTIONS GRANTED   EXERCISE PRICE                          OPTIONS     OPTIONS      OPTIONS
DATE OF GRANT                        (NO. OF SHARES)    (PER SHARE)           VESTING         EXERCISED   FORFEITED   EXERCISABLE
-------------                        ---------------   --------------   -------------------   ---------   ---------   -----------
August, 1995.......................       637,500          $14.30       33.3%/yr, 10yr term    75,000            0      562,500
October, 1995......................       150,000          $14.30       33.3%/yr, 10yr term    10,500            0      139,500
March, 1997........................       880,000          $14.50       33.3%/yr, 10yr term    52,000            0      534,666
November, 1997.....................        70,000          $18.44       33.3%/yr, 10yr term         0            0       46,667
February, 1998.....................        70,000          $18.13       33.3%/yr, 10yr term         0       46,667       23,333
February, 1998.....................       595,000          $18.25       33.3%/yr, 10yr term         0       26,668      198,333
March, 1998........................       200,000          $18.25       33.3%/yr, 10yr term         0      133,334       66,666
December, 1998.....................     3,000,000          $17.25       33.3%/yr, 10yr term         0       34,533      978,800
January, 1999......................        20,000          $17.25       33.3%/yr, 10yr term         0            0            0
February, 1999.....................        10,000          $17.25       33.3%/yr, 10yr term         0       10,000            0
June, 1999.........................        10,000          $17.25       33.3%/yr, 10yr term         0            0            0

    The weighted average fair value of options granted during 1999, 1998 and 1997 was $0.33 per share, $0.28 per share, and $2.00 per share, respectively. The weighted average fair value of options exercised during 1999 and 1997 was $4.55 and $2.45, respectively. There were no options exercised during 1998. The weighted average life of options outstanding at December 31, 1999 was approximately 8.1 years.

RESTRICTED STOCK GRANTS

                          VALUE AT GRANT       SHARES INITIALLY       SHARES FORFEITED   SHARES OUTSTANDING    SHARES VESTED
DATE OF GRANT            DATE (PER SHARE)   GRANTED (NO. OF SHARES)   (NO. OF SHARES)     (NO. OF SHARES)     (NO. OF SHARES)
-------------            ----------------   -----------------------   ----------------   ------------------   ---------------
August, 1995...........       $14.30                186,713                19,091             167,622              89,396
March, 1997............       $16.40                100,000                     0             100,000              26,666
November, 1997.........       $18.44                 12,500                     0              12,500               3,333
March, 1998............       $18.13                 12,500                10,833               1,667               1,667
March, 1998............       $18.25                 19,178                     0              19,178              19,178
February, 1999.........       $15.50                113,500                 1,700             111,800               1,400

                         VESTING (A)
DATE OF GRANT             SEE NOTES
-------------            -----------
August, 1995...........     (B)
March, 1997............     (C)
November, 1997.........     (D)
March, 1998............     (E)
March, 1998............     (F)
February, 1999.........     (G)

------------------------

(A) Deferred compensation of approximately $5,600,000 is being amortized according to the respective amortization schedule for each vesting period noted below, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

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

(F) The initial grant was to vest with respect to 13.333% on March 15, 1999, 2000, 2001, 2002 and with respect to 46.668% on March 15, 2003. Pursuant to the terms of a separation agreement, the vesting with respect to 16,621 shares was accelerated to fully vest on December 31, 1999.

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

                                                       BASIC NET     DILUTED NET
                                                       INCOME PER     INCOME PER
                                         NET INCOME   COMMON SHARE   COMMON SHARE
                                         ----------   ------------   ------------
Year ended December 31, 1999...........   $229,622       $ 1.76         $ 1.73
Year ended December 31, 1998...........   $ 81,561       $ 0.78         $ 0.78
Year ended December 31, 1997...........   $ 36,887       $ 0.61         $ 0.61

    The Company has computed the value of all stock options using the Black-Scholes option pricing model with the following weighted average assumptions:

ASSUMPTIONS                                1999         1998          1997
-----------                              ---------   -----------   -----------
Risk-free interest rate................     5.31%        5.31%         6.56%
Assumed dividend yield.................     7.50%        7.50%         7.50%
Expected term..........................   6 years      6 years       6 years
Assumed volatility.....................    10.00%       10.00%        10.00%

9. STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    On December 7, 1998, in connection with the Wilson Acquisition, the Company declared a distribution of $0.15 per share/unit to Common Stockholders and Unitholders of record as of December 15, 1998 and a distribution of $0.15 per share/unit to Common Stockholders and Unitholders of record as of January 29, 1999. Both distributions were paid on February 26, 1999. A distribution of $0.30 per share/unit was declared for the second quarter of 1999 and paid on May 28, 1999, to Common Stockholders and Unitholders of record as of April 30, 1999. A distribution of $0.30 per share/unit was declared for the third quarter of 1999 and paid on August 31, 1999, to Common Stockholders and Unitholders of record as of July 30, 1999. A distribution of $0.30 per share/unit was declared on September 28, 1999 for the fourth quarter of 1999 and paid on November 30, 1999, to Common Stockholders and Unitholders of record as of October 29, 1999.

    On August 4, 1999, the Company paid a dividend of $1.155 per share to all preferred stockholders of record as of July 30, 1999.

10. EXTRAORDINARY LOSS

    For the year ended December 31, 1999, the Company recorded extraordinary loss of approximately $10.8 million. This amount represents the prepayment fees paid in connection with the property debt restructurings that were completed during June 1999 and October 1999, as well as the net write off of any remaining unamortized premium/discount recorded by the Company related to the retired debt. See Notes 5 and 16 for more information about the two restructurings.

11. NET INCOME PER COMMON SHARE

    The table below sets forth the calculation of income per common share for 1999, 1998 and 1997 (Dollar amounts in thousands, except per share amounts):

                                                   1999                  1998                  1997
                                            -------------------   -------------------   -------------------
                                             BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                            --------   --------   --------   --------   --------   --------
Proceeds upon exercise of options.........        --   $ 22,045        --    $23,871          --   $ 25,162
Market price of shares average for the
  respective year.........................        --   $  15.28        --    $ 16.80          --   $  17.13
Treasury shares that could be repurchased
  (options)...............................        --      1,443        --      1,421          --      1,469
Option shares outstanding.................        --      1,530        --      1,657          --      1,727
Weighted common stock equivalent shares
  (excess shares under option over
  Treasury shares that could be
  repurchased)............................        --         87        --        236          --        236
Convertible preferred stock...............        --      3,030        --         --          --         --
Convertible debt shares...................        --        904        --         --          --         --
Weighted average common shares
  outstanding.............................   128,817    128,817   100,319    100,319      43,572     43,572
                                            --------   --------   -------    -------    --------   --------
Adjusted weighted average common Shares
  outstanding.............................   128,817    132,838   100,319    100,555      43,572     43,808
Net income for the period.................  $230,653   $230,653   $83,465    $83,465    $ 37,547   $ 37,547
Interest on convertible debt..............        --   $    745        --         --          --         --
                                                                                        $(10,160)
Income applicable to preferred stock......  $ (3,500)  $     --   $(3,500)   $(3,500)           $(10,
                                            --------   --------   -------    -------    --------   --------
Net income applicable to common stock.....  $227,153   $231,398   $79,965    $79,965    $ 27,387   $ 27,387
Net income per common share...............  $   1.76   $   1.74   $  0.80    $  0.80    $   0.63   $   0.63

    The stock options issued in November 1997, February 1998, March 1998, December 1998, January 1999, February 1999 and June 1999 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the period. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. As of December 31, 1999, 1,125,175 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 76,647 UPREIT Units have been redeemed for approximately $1.2 million in cash.

12. RETIREMENT PLANS

    Effective July 1, 1995, the eligible employees of the Company participate in a noncontributory age-weighted profit sharing plan. The Company's cash contribution to such plan was approximately $134,000, $100,000, and $91,400 for the years ended December 31, 1999, 1998, and 1997 respectively.

    Effective July 1, 1995, the eligible employees of the Company also participate in a 401(k) contributory savings plan. Under the plan, the Company matches contributions made by eligible employees based on a percentage of the employee's salary. The Company will match 100% of contributions up to 5.0% of such employee's salary with an annual maximum matching contribution of $4,000 per employee. The Company's matching contribution was approximately $654,000, $69,600, and $52,600 for the years ended December 31, 1999, 1998, and 1997 respectively.

    The Company has adopted the Cornerstone Properties Inc. 1998 Long-Term Incentive Plan (the "Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Incentive Plan as amended and restated on December 14, 1998, the number of shares available for option grant are approximately 7,400,000. During 1999, options on approximately 40,000 shares of Common Stock at an exercise price of $17.25 per share have been granted under the plan. As of December 31, 1999, 10,000 of these shares have been forfeited. Refer to Note 8 for additional vesting information.

13. CONCENTRATION OF RISK

    Approximately 5.8 million of the Company's 17 million rentable square feet is located in the San Francisco metropolitan market, accounting for approximately 29% of the Company's total assets at December 31, 1999. In addition, five of the Company's 83 office Properties are located in the Downtown Boston market, accounting for approximately 19.4% of the Company's office and parking revenues for the year ended December 31, 1999. This concentration of assets makes the Company particularly vulnerable to adverse changes in economic conditions in the San Francisco and Boston metropolitan areas. A significant decline in these economic conditions could have a material adverse effect on the Company.

    Norwest Corporation and its subsidiary, Norwest Bank Denver N.A., tenants of the Company, provided approximately 6.2%, 9.5% and 20.0% of office and parking rental income for the years ended December 31, 1999, 1998 and 1997, respectively. Included in deferred tenant receivables is approximately
$34.8 million and $33.9 million due from Norwest Corporation at December 31, 1999 and 1998, respectively. As a result of the sale of the Company's property located in Denver during the fourth quarter of 1999, the concentration of revenue received from this tenant will be significantly reduced.

14. RELATED PARTY TRANSACTIONS

    The Company has entered into $250.0 million of mortgage debt with one of its major stockholders, PGGM, as further described in Note 5.

    In connection with the Wilson Acquisition, certain third-party services business of WW&A was acquired by WCP Services, Inc., a Delaware corporation ("WCP Services"). The Operating Partnership owns 100% of the non-voting common stock and 1% of the voting common stock of WCP Services. Mr. Wilson and Mr. Moody each own 49.5% of the voting common stock of WCP Services. To fund the purchase of such shares of voting common stock, the Operating Partnership loaned $178,750 to each of Mr. Wilson and Mr. Moody, all of which remained outstanding as of December 31, 1999. The notes accrue interest at a rate equal to 140 basis points plus the one-year London Interbank Offered Rate, which rate is adjusted annually. The notes are due and payable on or before December 16, 2008. In connection with the EOP Merger Agreement, Messrs. Wilson and Moody entered into an agreement to sell their voting common stock of WCP Services to EOP at a purchase price of $200,000 each.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cornerstone is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The Company determines the fair value based on discounting future cash flows at a rate that approximates the Company's effective current borrowing rate (see also Note 5). For the year ended December 31, 1999 and 1998, the fair value of the Company's long term debt was approximately $1,183,000 and $1,555,000, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest was approximately $138,375,000, $60,992,000 and $30,204,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    On November 3, 1998, the Company obtained a $550.0 million Revolving Credit Facility from a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America. In conjunction with obtaining this new Revolving Credit Facility, the Company incurred an extraordinary loss of $1,680,016, which represents the unamortized deferred financing costs related to the previous $350.0 million facility, which was extinguished at the time that the new Revolving Credit Facility was obtained.

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

    On June 23, 1999, in conjunction with the restructuring of property-related debt with Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company, the Company incurred an extraordinary loss of approximately $3,355,000, of which approximately $1,560,000 represents the unamortized premium/discounts associated with various debt instruments that were assumed as part of the Wilson Acquisition. See Note 5 for more information about this restructuring.

    During 1999, 1,700 shares of restricted Common Stock issued to certain employees of the Company were forfeited as a result of their separation from the Company.

    On July 30, 1999, 562,588 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On August 3, 1999, 562,587 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On August 17, 1999, the Company reacquired 10,833 shares of restricted Common Stock as a result of the forfeiture of these shares by a certain employee of the Company.

    On October 6, 1999, in conjunction with the restructuring of property-related debt with Northwestern Mutual Life Insurance Company, the Company incurred an extraordinary loss of approximately $7,432,000, of which approximately $2,551,000 represents the unamortized premium/discounts associated with various debt instruments. See Note 5 for more information about this restructuring.

    On December 10, 1999, in conjunction with the sale of One Norwest Center in Denver, Colorado, $97.3 million of outstanding debt was assumed by the purchaser.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    (Dollar amounts in thousands except per share amounts):

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                   -----------   ------------   --------   --------
1999
Revenues.........................................   $155,515       $156,539     $153,629   $151,765
Income before cumulative effect of a change in
  accounting principle and extraordinary loss....    141,046         42,267       29,095     29,662
Cumulative effect of a change in accounting
  principle......................................         --             --           --       (630)
Extraordinary loss...............................     (7,432)            --       (3,355)        --
Net income.......................................    133,614         42,267       25,740     29,032
Per share data:
  Income before cumulative effect of a change in
    accounting principle and extraordinary
    item.........................................       1.08           0.32         0.22       0.22
  Basic net income per common share..............       1.02           0.32         0.19       0.22
  Diluted net income per common share............       1.00           0.32         0.19       0.22

1998
Revenues.........................................   $102,402       $ 89,038     $ 86,490   $ 81,556
Income before extraordinary item.................     24,535         21,227       19,252     22,754
Extraordinary loss...............................     (2,034)        (2,269)          --         --
Net income.......................................     22,501         18,958       19,252     22,754
Per share data:
  Income before extraordinary item...............       0.22           0.20         0.18       0.24
  Basic and diluted net income per common
    share........................................       0.20           0.18         0.18       0.24

18. SEGMENT REPORTING

    The Company has one reportable segment--real estate. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 1. See Note 13 for information regarding concentration of risk.

    The Company evaluates performance based on net operating income from the individual properties in the segment. (Dollar amounts in thousands)

                                                           CORPORATE &    COMPANY
                                           TOTAL SEGMENT    OTHER(A)       TOTAL
                                           -------------   -----------   ----------
Total revenues (B):
1999.....................................   $  611,657      $   5,791    $  617,448
1998.....................................      354,145          5,341       359,486
1997.....................................      160,490         13,421       173,911
Total operating and Interest expenses
  (C):
1999.....................................   $  212,686      $ 156,263    $  368,949
1998.....................................      122,423         80,472       202,895
1997.....................................       61,522         41,541       103,063
Net operating income (D):
1999.....................................   $  398,971      $(150,472)   $  248,499
1998.....................................      231,722        (75,131)      156,591
1997.....................................       98,968        (28,120)       70,848
Total long-lived assets (E):
1999.....................................   $3,770,924      $  66,064    $3,836,988
1998.....................................    4,137,302         54,782     4,192,084
1997.....................................    1,996,404          9,147     2,005,551
Total assets:
1999.....................................   $3,776,765      $ 393,463    $4,170,228
1998.....................................    4,198,099         83,885     4,281,984
1997.....................................    1,757,372        294,109     2,051,481

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

(C) Total operating and interest expenses represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $96,726,000, $59,278,000 and $30,978,000 in 1999, 1998
    and 1997, respectively.

(D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note (C) above) for the period.

(E) Long-lived assets is composed of total rentals property, investments in joint ventures, other deferred costs, deferred tenant receivables and certain other assets.

19. SUBSEQUENT EVENTS

    On January 20, 2000, the Company declared a distribution of $0.31 per share/unit paid on February 29, 2000, to Common Stockholders and Unitholders of record as of January 31, 2000.

    On January 21, 2000, the Company purchased 400 Capitol Mall in Sacramento, California. This property contains approximately 502,000 rentable square feet. The total purchase price for the Property was approximately $130.0 million, consisting of approximately $128.0 million in cash, of which $104.8 million was
Section 1031 exchange funds from the sale of One Norwest Center in Denver, Colorado, and approximately $2.0 million of which was paid in UPREIT Units valued at $17.25 per unit.

    On March 8, 2000, as provided in the merger agreement with EOP, the Board of Directors declared a distribution of $0.20 per share/unit, payable on April 14, 2000, to Common Stockholders and Unitholders of record as of March 31, 2000. This distribution was declared to make Cornerstone's distribution schedule consistent with that of EOP pending the merger (see above). Thereafter, it is anticipated that Cornerstone's dividends will be paid as of the end of each quarter until the completion of the EOP Merger.

    On March 8, 2000, 9,200 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On March 15, 2000, the Company sold its interest in a Property located in East Bay, California for gross proceeds of $14,425,000. The Property had been acquired as part of the Wilson Acquisition in December 1998.

    On March 23, 2000, the Company sold its interest in a Property located in East Bay, California for gross proceeds of $12,800,000. The Property had been acquired as part of the Wilson Acquisition in December 1998.