Form 10-K/A
period 1999-12-31
CORNERSTONE PROPERTIES INC
filed 2000-04-25
CIK 702301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                                EXPLANATORY NOTE

    Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, as amended, Cornerstone Properties Inc. (the "Company") hereby amends the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2000, to add the financial statement schedule required by Item 14 of Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as part of this annual report:

    (A) FINANCIAL STATEMENTS:

                                                              PAGE NUMBER
                                                              ------------
(i) The Company:                                                       F-1

  The following financial statements and report of
    independent accountants are filed herewith at the pages
    indicated:
  Report of Independent Accountants.........................           F-2
  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................           F-3
  Consolidated Statements of Income for the years ended
    December 31, 1999, 1998 and 1997........................           F-4
  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 1999, 1998 and 1997............           F-5
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............           F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................           F-7
  Notes to Consolidated Financial Statements................   F-8 to F-30
  Schedule III..............................................  F-31 to F-34

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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
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

12.1*                   Statement of Computation of Earnings to Fixed Charges and
                        Preferred Stock Dividend Requirements.

21*                     List of Subsidiaries.

23+                     Consent of PricewaterhouseCoopers LLP.

27*                     For EDGAR filing purposes only, this report contains Exhibit
                        27, Financial Data Schedule.

------------------------

*   Previously filed.

+   Filed herewith.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CORNERSTONE PROPERTIES INC.
                                                       (Registrant)

                                                            /s/ JOHN S. MOODY
                                                            -----------------------------------------
DATED: April 25, 2000                                       John S. Moody, PRESIDENT & CEO

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

                 /s/ HANS C. MAUTNER
     -------------------------------------------       Director
                   Hans C. Mautner

     -------------------------------------------       Director
                 Dr. Lutz Mellinger

     -------------------------------------------       Director
                 Craig R. Stapleton

               /s/ MICHAEL J.G. TOPHAM
     -------------------------------------------       Director
                 Michael J.G. Topham

     -------------------------------------------       Director
                  Dick van den Bos

     -------------------------------------------       Director
                  Jan van der Vlist

     -------------------------------------------       Director
                  Donald G. Fisher

                 /s/ RANDALL A. HACK
     -------------------------------------------       Director
                   Randall A. Hack

DATED: April 25, 2000

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

    As discussed in Note 1 of the consolidated financial statements, on February 11, 2000, Cornerstone announced a definitive plan of merger with Equity Office Properties Trust.

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

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               DECEMBER 31, 1999

                     COLUMN A                         COLUMN B           COLUMN C              COLUMN D             COLUMN E
--------------------------------------------------  ------------  -----------------------  ----------------  ----------------------
                                                                                           COST CAPITALIZED  GROSS AMOUNT AT WHICH
                                                                                            SUBSEQUENT TO     CARRIED AT CLOSE OF
                                                                  INITIAL COST TO COMPANY    ACQUISITION             PERIOD
          (DOLLAR AMOUNTS IN THOUSANDS)                           -----------------------  ----------------  ----------------------
                                                                              BUILDING &        LAND &                  BUILDING &
                   DESCRIPTION                      ENCUMBRANCES    LAND     IMPROVEMENTS    IMPROVEMENTS      LAND    IMPROVEMENTS
--------------------------------------------------  ------------  ---------  ------------  ----------------  --------  ------------
Boston, Massachusetts
  Sixty State Street..............................   $   85,420   $     --    $  221,568       $  6,813      $     --   $  228,381
  500 Boylston Street.............................                  45,132       181,574           (112)       45,132      181,462
  222 Berkeley Street.............................                  29,262       118,180            284        29,262      118,464
  125 Summer Street...............................       78,844     15,750        89,250          7,867        15,750       97,117
  One Memorial Drive..............................       63,119     22,500        90,873             (6)       22,500       90,867

San Mateo County, California
  Bayhill (4 buildings)...........................       57,764     26,353       105,412          2,166        26,353      107,578
  Peninsula Office Park (7 buildings).............       88,128     25,426       101,705          2,885        25,426      104,590
  Seaport Centre..................................       58,000     23,530        94,119          5,259        23,530       99,378
  Bay Park Plaza (2 buildings)....................                  13,139        52,556            244        13,139       52,800
  One Bay Plaza...................................                   9,125        36,499          1,165         9,125       37,664

East Bay, California
  Corporate Centre (2 buildings)..................                   9,808        39,233            637         9,808       39,870
  ADP Plaza (2 buildings).........................                  10,278        41,110            502        10,278       41,612
  PeopleSoft Plaza................................                  10,025        40,100            644        10,025       40,744
  Norris Tech Center (3 buildings)................       16,066      7,223        28,893            379         7,223       29,272
  Golden Bear Center..............................       20,477      6,426        25,705            250         6,426       25,955
  2700 Ygnacio Valley Road........................                   2,375         9,498            192         2,375        9,690
  Park Plaza......................................                   2,673        10,693            323         2,673       11,016
  1600 South Main.................................                   2,501        10,003            175         2,501       10,178

Atlanta, Georgia
  191 Peachtree Street............................                  40,110       228,962          4,575        40,110      233,537
  200 Galleria....................................      120,000(B)   11,994       48,443          3,622        12,726       51,332

Seattle, Washington
  Washington Mutual Tower (3 buildings)...........       79,100     21,167        43,153        150,354        21,173      193,501
  110 Atrium Place................................       21,517      7,810        31,242            357         7,810       31,599
  Island Corporate Center.........................       13,170      3,751        15,004            325         3,751       15,329

                     COLUMN A                                       COLUMN F           COLUMN G        COLUMN H       COLUMN I
--------------------------------------------------              -----------------  -----------------  -----------  ---------------

                                                                                                                    LIFE ON WHICH
                                                                                                                   DEPRECIATION IN
          (DOLLAR AMOUNTS IN THOUSANDS)                                               (UNAUDITED)     (UNAUDITED)   LATEST INCOME
                                                                   ACCUMULATED           YEAR            DATE       STATEMENTS IS
                   DESCRIPTION                        TOTAL       DEPRECIATION        CONSTRUCTED      ACQUIRED     COMPUTED (A)
--------------------------------------------------  ----------  -----------------  -----------------  -----------  ---------------
Boston, Massachusetts
  Sixty State Street..............................  $  228,381          $(11,312)              1979    12/31/97          40
  500 Boylston Street.............................     226,594            (9,949)              1988    10/27/97          40
  222 Berkeley Street.............................     147,726            (6,515)              1991    10/27/97          40
  125 Summer Street...............................     112,867           (12,611)              1989     11/1/95          40
  One Memorial Drive..............................     113,367            (3,812)              1985     4/28/98          40
San Mateo County, California
  Bayhill (4 buildings)...........................     133,931            (2,836)        1982--1987    12/16/98          40
  Peninsula Office Park (7 buildings).............     130,016            (2,759)        1971--1998    12/16/98          40
  Seaport Centre..................................     122,908            (2,772)              1988    12/16/98          40
  Bay Park Plaza (2 buildings)....................      65,939            (1,403)        1985--1998    12/16/98          40
  One Bay Plaza...................................      46,789              (997)              1979    12/16/98          40
East Bay, California
  Corporate Centre (2 buildings)..................      49,678            (1,066)        1985--1987    12/16/98          40
  ADP Plaza (2 buildings).........................      51,890            (1,110)        1987--1989    12/16/98          40
  PeopleSoft Plaza................................      50,769            (1,069)              1984    12/16/98          40
  Norris Tech Center (3 buildings)................      36,495              (761)        1984--1998    12/16/98          40
  Golden Bear Center..............................      32,381              (702)              1986    12/16/98          40
  2700 Ygnacio Valley Road........................      12,065              (155)              1984    12/16/98          40
  Park Plaza......................................      13,689              (321)              1986    12/16/98          40
  1600 South Main.................................      12,679              (271)              1983    12/16/98          40
Atlanta, Georgia
  191 Peachtree Street............................     273,647           (13,469)              1991    10/27/97          40
  200 Galleria....................................      64,058            (3,146)              1985    10/27/97          40
Seattle, Washington
  Washington Mutual Tower (3 buildings)...........     214,674           (82,749)              1988      5/1/88          40
  110 Atrium Place................................      39,409              (839)              1981    12/16/98          40
  Island Corporate Center.........................      19,080              (404)              1987    12/16/98          40

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               DECEMBER 31, 1999

                     COLUMN A                         COLUMN B           COLUMN C              COLUMN D             COLUMN E
--------------------------------------------------  ------------  -----------------------  ----------------  ----------------------
                                                                                           COST CAPITALIZED  GROSS AMOUNT AT WHICH
                                                                                            SUBSEQUENT TO     CARRIED AT CLOSE OF
                                                                  INITIAL COST TO COMPANY    ACQUISITION             PERIOD
          (DOLLAR AMOUNTS IN THOUSANDS)                           -----------------------  ----------------  ----------------------
                                                                              BUILDING &        LAND &                  BUILDING &
                   DESCRIPTION                      ENCUMBRANCES    LAND     IMPROVEMENTS    IMPROVEMENTS      LAND    IMPROVEMENTS
--------------------------------------------------  ------------  ---------  ------------  ----------------  --------  ------------

Santa Clara, California
  Pruneyard Office (3 buildings)..................       60,947     11,896        47,583         13,162        11,896       60,745
  10 Almaden......................................                  14,306        57,223            314        14,306       57,537
  Pruneyard Shopping Center.......................                   8,491        33,966          1,053         8,491       35,019
  Embarcadero Place (4 buildings).................       38,149     11,728        46,913            (63)       11,728       46,850
  Pruneyard Inn (C)...............................                   3,057        12,228          3,126         3,057       15,354

San Francisco, California
  120 Montgomery Street...........................       48,160     16,427        65,709          2,958        16,427       68,667
  201 California Street...........................       44,504     11,350        46,040          2,007        11,350       48,047
  188 Embarcadero.................................       15,606      4,718        18,871            399         4,718       19,270

Minneapolis, Minnesota
  Norwest Center..................................      110,000     18,000        33,613        152,888        18,000      186,501

Washington, D.C./Alexandria, Virginia
  Market Square (2 buildings).....................             (B)   50,199      201,084          2,964        50,199      204,048
  99 Canal Center.................................                   4,551        18,380          1,574         4,551       19,954
  TransPotomac Plaza 5............................       65,000(B)    2,124        8,577          1,000         2,124        9,577
  11 Canal Center.................................                   2,326         9,394            500         2,326        9,894

Suburban Chicago, Illinois
  Corporate 500 Centre (4 buildings)..............       88,424     30,000       120,163          3,456        30,000      123,619
  One Lincoln Centre..............................       65,000(B)    2,192       47,758          4,302         2,192       52,060

Santa Monica/West Los Angeles, California
  West Wilshire (2 buildings).....................       16,926      7,492        29,970            629         7,492       30,599
  Wilshire Palisades..............................       29,047     12,650        52,247          1,291        12,650       53,538
  Janss Court (D).................................       18,357      7,274        29,098            147         7,274       29,245
  Searise Office Tower............................       11,607      6,043        24,172            347         6,043       24,519
  Commerce Park...................................                   2,653        10,613            149            --       13,415
  429 Santa Monica................................                   3,899        15,595            317         3,899       15,912

Orange County, California
  Bixby Ranch.....................................       28,528      9,681        38,723            300         9,681       39,023
  18301 Von Karman................................                   8,052        32,206          2,224         8,052       34,430
  2677 South Main.................................                   5,696        22,786          1,571         5,696       24,357

                     COLUMN A                                     COLUMN F        COLUMN G        COLUMN H       COLUMN I
--------------------------------------------------              ------------  -----------------  -----------  ---------------

                                                                                                               LIFE ON WHICH
                                                                                                              DEPRECIATION IN
          (DOLLAR AMOUNTS IN THOUSANDS)                                          (UNAUDITED)     (UNAUDITED)   LATEST INCOME
                                                                ACCUMULATED         YEAR            DATE       STATEMENTS IS
                   DESCRIPTION                        TOTAL     DEPRECIATION     CONSTRUCTED      ACQUIRED     COMPUTED (A)
--------------------------------------------------  ----------  ------------  -----------------  -----------  ---------------
Santa Clara, California
  Pruneyard Office (3 buildings)..................      72,641      (1,517)         1971--1999    12/16/98          40
  10 Almaden......................................      71,843      (1,510)               1989    12/16/98          40
  Pruneyard Shopping Center.......................      43,510        (922)              1970s    12/16/98          40
  Embarcadero Place (4 buildings).................      58,578      (1,221)               1984    12/16/98          40
  Pruneyard Inn (C)...............................      18,411        (339)               1989    12/16/98          40
San Francisco, California
  120 Montgomery Street...........................      85,094      (1,846)               1955    12/16/98          40
  201 California Street...........................      59,397      (1,845)               1969      6/3/98          40
  188 Embarcadero.................................      23,988        (504)               1980    12/16/98          40
Minneapolis, Minnesota
  Norwest Center..................................     204,501     (84,164)               1988      7/1/88          40
Washington, D.C./Alexandria, Virginia
  Market Square (2 buildings).....................     254,247      (6,142)               1990     11/1/98          40
  99 Canal Center.................................      24,505      (1,089)               1986    10/27/97          40
  TransPotomac Plaza 5............................      11,701        (544)               1983    10/27/97          40
  11 Canal Center.................................      12,220        (573)               1986    10/27/97          40
Suburban Chicago, Illinois
  Corporate 500 Centre (4 buildings)..............     153,619      (5,958)          1986/1990     1/28/98          40
  One Lincoln Centre..............................      54,252      (4,361)               1986     11/8/96          40
Santa Monica/West Los Angeles, California
  West Wilshire (2 buildings).....................      38,091        (411)         1960--1976    12/16/98          40
  Wilshire Palisades..............................      66,188      (2,155)               1981      6/3/98          40
  Janss Court (D).................................      36,519        (772)               1989    12/16/98          40
  Searise Office Tower............................      30,562        (657)               1975    12/16/98          40
  Commerce Park...................................      13,415        (349)               1977    12/16/98          40
  429 Santa Monica................................      19,811        (411)               1982    12/16/98          40
Orange County, California
  Bixby Ranch.....................................      48,704      (1,024)               1987    12/16/98          40
  18301 Von Karman................................      42,482        (971)               1991    12/16/98          40
  2677 South Main.................................      30,053        (681)               1987    12/16/98          40

                          CORNERSTONE PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  SCHEDULE III
                               DECEMBER 31, 1999

                     COLUMN A                         COLUMN B           COLUMN C              COLUMN D             COLUMN E
--------------------------------------------------  ------------  -----------------------  ----------------  ----------------------
                                                                                           COST CAPITALIZED  GROSS AMOUNT AT WHICH
                                                                                            SUBSEQUENT TO     CARRIED AT CLOSE OF
                                                                  INITIAL COST TO COMPANY    ACQUISITION             PERIOD
          (DOLLAR AMOUNTS IN THOUSANDS)                           -----------------------  ----------------  ----------------------
                                                                              BUILDING &        LAND &                  BUILDING &
                   DESCRIPTION                      ENCUMBRANCES    LAND     IMPROVEMENTS    IMPROVEMENTS      LAND    IMPROVEMENTS
--------------------------------------------------  ------------  ---------  ------------  ----------------  --------  ------------

San Diego, California
  Centerside II...................................       24,254      7,524        30,094            609         7,523       30,703
  Crossroads......................................                   3,207        12,828            222         3,207       13,050

Los Angeles, California
  700 North Brand.................................       26,938      8,112        32,450            145         8,112       32,595
  Warner Park Center..............................                   1,746         6,986            123         1,746        7,109

New York City, New York
  527 Madison Avenue..............................             (B)   21,440       46,643          2,627        21,440       49,270
  Tower 56........................................       25,024      5,528        25,203          9,434         5,528       34,637

Conejo Valley (Ventura), California
  Westlake Spectrum (2 buildings).................                   3,510        14,038            177         3,510       14,215
  Agoura Hills....................................       12,003      3,821        15,284            241         3,821       15,525

Other
  U.S. West (Murray, Utah)........................                   3,311        13,245            185         3,311       13,430
  Exposition Centre (Sacramento, CA)..............        5,081      1,772         7,089            209         1,772        7,298

  Projects under development......................                  46,720        10,103          6,309        46,132       17,000
                                                     ----------   --------    ----------       --------      --------   ----------

  Grand Total.....................................   $1,435,160   $707,854    $2,900,650       $405,796      $705,350   $3,308,948
                                                     ==========   ========    ==========       ========      ========   ==========

                     COLUMN A                                     COLUMN F        COLUMN G        COLUMN H       COLUMN I
--------------------------------------------------              ------------  -----------------  -----------  ---------------

                                                                                                               LIFE ON WHICH
                                                                                                              DEPRECIATION IN
          (DOLLAR AMOUNTS IN THOUSANDS)                                          (UNAUDITED)     (UNAUDITED)   LATEST INCOME
                                                                ACCUMULATED         YEAR            DATE       STATEMENTS IS
                   DESCRIPTION                        TOTAL     DEPRECIATION     CONSTRUCTED      ACQUIRED     COMPUTED (A)
--------------------------------------------------  ----------  ------------  -----------------  -----------  ---------------
San Diego, California
  Centerside II...................................      38,226        (803)               1987    12/16/98          40
  Crossroads......................................      16,257        (358)               1983    12/16/98          40
Los Angeles, California
  700 North Brand.................................      40,707        (852)               1981    12/16/98          40
  Warner Park Center..............................       8,855        (183)               1986    12/16/98          40
New York City, New York
  527 Madison Avenue..............................      70,710      (3,762)               1986     2/14/97          40
  Tower 56........................................      40,165      (3,501)               1983     4/24/96          40
Conejo Valley (Ventura), California
  Westlake Spectrum (2 buildings).................      17,725        (367)               1990    12/16/98          40
  Agoura Hills....................................      19,346        (417)               1987    12/16/98          40
Other
  U.S. West (Murray, Utah)........................      16,741        (375)               1985    12/16/98          40
  Exposition Centre (Sacramento, CA)..............       9,070        (222)               1984    12/16/98          40
  Projects under development......................      63,132          --                 N/A          --        N/ A
                                                    ----------   ---------
  Grand Total.....................................  $4,014,298   $(291,834)
                                                    ==========   =========

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

(C) The Pruneyard Inn is a 172-room hotel.

(D) In addition to 92,000 square feet of retail and office space, Janss Court contains 32 apartments comprising 33,000 rentable square feet of residential space.

                          CORNERSTONE PROPERTIES INC.
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   SCHEDULE III
                                DECEMBER 31, 1999

                                  (CONTINUED)

Reconciliation of "Real Estate and Accumulated Depreciation"

                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
INVESTMENT IN REAL ESTATE

Balance, beginning of period................................  $4,340,449   $1,947,272   $  799,662
  Additions during period:
    Acquisitions............................................      38,437    2,410,427    1,135,629
    Improvements............................................      14,904       30,690       12,468
  Deductions during period:
    Properties disposed of..................................    (358,670)     (47,940)          --
    Retirements and writeoffs...............................     (20,822)          --         (487)
                                                              ----------   ----------   ----------
Balance, end of period......................................  $4,014,298   $4,340,449   $1,947,272
                                                              ==========   ==========   ==========
ACCUMULATED DEPRECIATION

Balance, beginning of period................................  $  288,448   $  229,652   $  198,686
  Additions during period:
    Depreciation............................................      96,726       59,278       30,976
  Deductions during period:
    Properties disposed of..................................     (73,131)        (478)          --
    Retirements and writeoffs...............................     (20,209)          (4)         (12)
                                                              ----------   ----------   ----------
Balance, end of period......................................  $  291,834   $  288,448   $  229,652
                                                              ==========   ==========   ==========