Form 10-Q
period 2000-03-31
CORNERSTONE PROPERTIES INC
filed 2000-05-15
CIK 702301

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

  |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

  |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________ to ________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



Number of shares of Common Stock (no par value) outstanding as of May 11, 2000: 129,499,073.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                          MARCH 31,             DECEMBER 31,
                                                                            2000                   1999
                                                                       ------------          --------------
                                                                       (UNAUDITED)
ASSETS
Developments in progress:
       Land                                                               $ 46,132                $ 46,132
       Development costs                                                    26,198                  17,000
Rental Property, at cost:
       Land                                                                657,890                 646,852
       Buildings, leasehold interests and improvements                   3,111,138               3,084,466
       Deferred lease costs                                                157,747                 157,015
                                                                       ------------          --------------
                                                                         3,999,105               3,951,465
       Less: Accumulated depreciation and amortization                     310,851                 290,998
                                                                       ------------          --------------
          Total Development and Rental Property                          3,688,254               3,660,467

Assets held for sale                                                       131,052                  62,185
Cash and cash equivalents                                                   27,199                  19,679
Restricted cash                                                             71,844                 222,043
Investment in joint ventures                                                31,827                  31,725
Other deferred costs, net of accumulated amortization of $8,813 and $7,092  40,944                  42,655
Deferred tenant receivables                                                 84,203                  77,243
Tenant and other receivables, net                                           18,608                  14,725
Other assets                                                                60,167                  39,506
                                                                       ------------          --------------
TOTAL ASSETS                                                           $ 4,154,098             $ 4,170,228
                                                                       ============          ==============

LIABILITIES
Long-term debt, inclusive of $15,423 and $16,149 of unamortized
  premium                                                              $ 1,383,111             $ 1,448,331
Credit facility                                                            355,100                 329,000
Accrued interest                                                            11,384                  10,961
Accrued real estate taxes                                                   25,405                  16,457
Accounts payable and accrued expenses                                       39,006                  45,006
Distributions payable                                                       29,714                       -
Unearned revenue and other liabilities                                      41,295                  40,881
                                                                       ------------          --------------
TOTAL LIABILITIES                                                        1,885,015               1,890,636
                                                                       ------------          --------------

MINORITY INTEREST
Minority interest in operating partnership                                 283,221                 284,566
Minority interest in joint ventures                                         22,977                  22,532
                                                                       ------------          --------------
TOTAL MINORITY INTEREST                                                    306,198                 307,098
                                                                       ------------          --------------


Commitments and contingencies

Redeemable preferred stock; 344,828 shares authorized;
   0 shares issued and outstanding                                               -                       -

STOCKHOLDERS' EQUITY
7% Cumulative convertible preferred stock, $16.50 stated value;
   65,000,000 shares authorized; 3,030,303 shares issued and outstanding    50,000                  50,000
Common stock, no par value; 250,000,000 shares authorized;
   129,748,494 shares issued and 129,390,261 shares outstanding                  -                       -
Paid-in capital                                                          1,807,923               1,808,943
Retained earnings                                                           82,796                 111,150
Accumulated other comprehensive income                                      29,362                   9,424
Deferred compensation                                                       (2,185)                 (2,012)
                                                                       ------------          --------------
                                                                         1,967,896               1,977,505
Treasury stock, 358,233 shares, at cost                                     (5,011)                 (5,011)
                                                                       ------------          --------------
TOTAL STOCKHOLDERS' EQUITY                                               1,962,885               1,972,494
                                                                       ------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 4,154,098             $ 4,170,228
                                                                       ============          ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Dollar amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                            THREE MONTHS    THREE MONTHS
                                                                ENDED           ENDED
                                                              MARCH 31,       MARCH 31,
                                                                2000            1999
                                                            -------------   -------------

REVENUES
       Office and parking rentals                            $ 147,826      $ 149,476
       Earnings in joint ventures                                  110            305
       Interest and other income                                 3,020          1,984
                                                             ---------      ---------
           TOTAL REVENUES                                      150,956        151,765
                                                             ---------      ---------

EXPENSES
       Building operating expenses                              27,339         31,077
       Real estate taxes                                        18,137         19,524
       Interest expense                                         31,039         34,358
       Depreciation and amortization                            24,390         25,085
       General and administrative                                7,023          6,136
                                                             ---------      ---------
           TOTAL EXPENSES                                      107,928        116,180
                                                             ---------      ---------
                                                                43,028         35,585
                                                             ---------      ---------
Other income (expenses)
      Carrying value in excess of market value of assets
           held for sale                                          (803)          --
      Gain on sale of real estate assets                         2,260           --
                                                             ---------      ---------
           TOTAL OTHER INCOME (EXPENSES)                         1,457           --
                                                             ---------      ---------

MINORITY INTEREST
     Minority interest in operating partnership                 (5,436)        (4,473)
     Minority interest in joint ventures                        (1,474)        (1,450)
                                                             ---------      ---------
           TOTAL MINORITY INTEREST                              (6,910)        (5,923)
                                                             ---------      ---------

                                                             ---------      ---------
Income before cumulative effect of a change in
  accounting principle                                          37,575         29,662
                                                             ---------      ---------

Cumulative effect of a change in accounting principle             --             (630)
                                                             ---------      ---------

NET INCOME                                                   $  37,575      $  29,032
                                                             =========      =========

INCOME APPLICABLE TO PREFERRED STOCK                         $    (875)     $    (875)
                                                             ---------      ---------

INCOME APPLICABLE TO COMMON STOCK                            $  36,700      $  28,157
                                                             =========      =========

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE PER COMMON SHARE                   $    0.28      $    0.22
                                                             =========      =========

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE PER COMMON SHARE                              $    --        $    --
                                                             =========      =========

BASIC INCOME PER COMMON SHARE                                $    0.28      $    0.22
                                                             =========      =========

DILUTED INCOME PER COMMON SHARE                              $    0.28      $    0.22
                                                             =========      =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE THREE MONTHS MONTHS ENDED MARCH 31, 2000 AND 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                    MARCH 31,       MARCH 31,
                                                      2000            1999
                                                  -------------   -------------

      NET INCOME                                    $ 37,575      $ 29,032
                                                    ========      ========

      OTHER COMPREHENSIVE INCOME:
         Unrealized gain on investments               20,487            --
         Unrealized gain on interest rate swaps
            during the period                           (549)        2,085
                                                    --------      --------
         OTHER COMPREHENSIVE INCOME                   19,938         2,085
                                                    --------      --------

      COMPREHENSIVE INCOME                          $ 57,513      $ 31,117
                                                    ========      ========












The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                                     THREE MONTHS    THREE MONTHS
                                                                        ENDED           ENDED
                                                                       MARCH 31,       MARCH 31,
                                                                         2000            1999
                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $ 37,575      $ 29,032
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                               26,035        24,533
            Deferred compensation amortization                             281           478
            Net change in real estate joint ventures                      (102)         (305)
            Cumulative effect of a change in accounting principle           --           630
            Unbilled rental revenue                                     (7,059)       (6,980)
            Increase in accrued interest                                   424         1,162
            Minority interest share of income                            6,910         5,923
            Gain on sale of real estate assets                          (2,260)           --
            Carrying value in excess of market value of assets
               held for sale                                               803            --
            Increase in tenant and other receivables and
               other assets                                             (4,934)       (9,940)
            Increase in accounts payable, accrued expenses
                and other liabilities                                    2,154        17,748
                                                                      --------      --------

            Total adjustments                                           22,252        33,249
                                                                      --------      --------

            Net cash provided by operating activities                   59,827        62,281
                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to investment property                                 (38,006)      (22,022)
      Repayment of notes receivable                                         --           134
      Proceeds from sale of real estate assets                          26,176            --
                                                                      --------      --------

            Net cash used in investing activities                      (11,830)      (21,888)
                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under credit facility                                  87,500        29,000
      Repayments under credit facility                                 (61,400)      (15,000)
      Repayments under mortgage loans                                  (64,493)      (27,137)
      Decrease (increase) in restricted cash                            45,425        (4,892)
      Debt refinancing deposits                                             --          (450)
      Stock and debt issuance costs                                        (11)         (170)
      Contribution from joint venture partner                              367            --
      Unitholder redemptions                                              (513)           --
      Distributions to minority partners                                (7,316)       (5,034)
      Distributions to common stockholders                             (40,036)      (34,491)
                                                                      --------      --------

            Net cash used in financing activities                      (40,477)      (58,174)
                                                                      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,520       (17,781)
CASH AND CASH EQUIVALENTS, beginning of period                          19,679        61,869
                                                                      --------      --------
CASH AND CASH EQUIVALENTS, end of period                              $ 27,199      $ 44,088
                                                                      ========      ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  CORNERSTONE PROPERTIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.      NATURE OF COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE COMPANY'S BUSINESS

    Cornerstone Properties Inc. (together with its subsidiaries, "Cornerstone" or the "Company") is a self-administered equity real estate investment trust ("REIT") which owns, through subsidiaries, interests in 82 Class A office buildings comprising approximately 17 million rentable square feet, a shopping center, a hotel and developable land (collectively, the "Properties," and each interest, a "Property"). The Properties are primarily located in nine major metropolitan areas throughout the United States: Atlanta, Boston, suburban Chicago, Minneapolis, New York City, San Francisco Bay Area, Seattle, Southern California and Washington, D.C. and surrounding suburbs. The Company's strategy is to own and develop Class A office properties in prime Central Business District locations and major suburban office markets in U.S. metropolitan areas. Class A office properties are generally considered to be those that have the most favorable locations and physical attributes, command premium rents and experience the highest tenant retention rates within their markets. The Company also provides property management, leasing, development and tenant improvement services to third parties on a fee basis through WCP Services, Inc., a taxable corporate subsidiary in which the Company owns 95% of the equity, but only 1% of the voting common stock. In January 1998, Cornerstone converted its corporate structure into an umbrella limited partnership REIT ("UPREIT"). Under the UPREIT structure, Cornerstone owns all of its properties and conducts all of its business through Cornerstone Properties Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner. As of March 31, 2000, Cornerstone owned approximately 87.1% of the common units of partnership interest ("UPREIT Units") in the Operating Partnership.

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

GENERAL

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management of the Company, all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the unaudited results of operations for the three month periods presented have been included. Results for the three months ended March 31, 2000 are not necessarily indicative of results which may be expected for any other interim periods or for the year as a whole. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

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

ASSETS HELD FOR SALE

    Included in Assets Held for Sale at March 31, 2000 are ten properties, which are expected to be sold by the Company within the next year. The Properties are valued at approximately $131.0 million, the lower of the carrying amount or the fair value less estimated costs to sell. The Company has recorded a $0.8 million write down on two of these assets which represents the difference between the carrying value of these assets and the expected selling price less costs to sell. The Company discontinues the recognition of depreciation on the assets when the property is considered held for sale.

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

    Included in Other Assets is the Company's $1.5 million equity investment in Allied Riser Communications Corp. ("ARCC") and its $3.5 million equity investment in Cypress Communications, Inc. ("CYCO"). ARCC and CYCO are providers of voice, video and data telecommunications services. As part of the terms of the agreements with both ARCC and CYCO, the Company received warrants for shares of common stock by providing ARCC and CYCO access to certain of the Company's buildings. As such, the value of the warrants received from ARCC and CYCO of $5.1 million and $2.1 million, respectively, is included in Other Assets. Per the applicable requirements of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company recorded an unrealized gain on its total investment in ARCC and CYCO of $20.5 million for the three months ended March 31, 2000.
A corresponding adjustment was posted to a separate component of stockholder's equity through Other Comprehensive Income.

MINORITY INTEREST

    Minority interest in Operating Partnership relates to the interest in the Operating Partnership that the Company does not own, which as of March 31, 2000 amounted to approximately 12.9%. The Company allocates income to the minority interest in the Operating Partnership based on the weighted-average percentage ownership in the Operating Partnership through the year. Persons who contributed assets to the Operating Partnership received UPREIT Units, shares of Cornerstone's common stock (the "Common Stock"), cash or a combination thereof. At the request of a unitholder, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. Such redemptions will cause the Company's percentage ownership in the Operating Partnership to increase. As of March 31, 2000, the number of issued and outstanding UPREIT Units held by unitholders other than the Company was 19,103,202 and as of such date, 1,235,425 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 110,848 UPREIT Units have been redeemed for cash.

    Minority interest in joint ventures represents the minority partner's or venturer's capital account balances in NWC, Third Partnership, 222 Berkeley, 500 Boylston, 191 Peachtree, 191 Finance, Market Square and 120 Montgomery. Debit balances in certain of these capital accounts originated through special cash distributions in excess of the partner's share of income in accordance with certain provisions of the respective partnership and joint venture agreements. Realizability of the debit balances is continually monitored by calculating pro forma sales proceeds under the respective agreements.

TREASURY STOCK

    As of March 31, 2000, the Company reacquired 358,233 shares of Common Stock, which was accounted for using the cost method. Of these shares, 347,400 shares were acquired under the Repurchase Program (see Note 8).

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

    During 1999, the Company entered into and subsequently amended swap agreements that effectively fixed the rate on $250.0 million of the amount outstanding on the Company's Revolving Credit Facility at 5.41% through the maturity of the swaps in December 2000. The swaps have been designated as "cash flow hedges" within the meaning defined in SFAS 133 (as defined hereinafter). At March 31, 2000 and December 31, 1999, the Company recorded an unrealized loss of $549,000 and an unrealized gain of $5,513,000, respectively in Other Assets with a corresponding adjustment posted to a separate component of stockholder's equity through Other Comprehensive Income as defined in Statement of Financial Accounting Standards No. 130. Based on the expiration of these instruments, the unrealized gain is expected to be reclassified to earnings during the next twelve months. These swaps are considered hedges for federal income tax purposes.

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

2. PROPERTIES

        The following table summarizes Cornerstone's interest in real estate investments at March 31, 2000:

                                           TOTAL
 MARKET NAME                              RENTABLE     CORNERSTONE       YEAR
   Property                             SQUARE FEET    INTEREST (A)   CONSTRUCTED     LEASED     NOTES
 ------------------------------------- ----------------------------- ------------- ------------ ------

 BOSTON, MASSACHUSETTS
      Sixty State Street                      823,014        100.0%      1979             100%      B
      500 Boylston Street                     714,513         91.5%      1988             100%      C
      222 Berkeley Street                     530,844         91.5%      1991             100%      C
      125 Summer Street                       463,691        100.0%      1989              79%
      One Memorial Drive                      352,764        100.0%      1985             100%      D
                                              -------                                     ----
      MARKET TOTAL                          2,884,826                                      97%

 SAN MATEO COUNTY, CALIFORNIA
      Bayhill (4 buildings)                   514,255        100.0%   1982-1987            98%      E
      Peninsula Office Park (7 buildings)     492,044        100.0%   1971-1998           100%      E
      Seaport Centre                          463,418        100.0%      1988             100%      E
      Bay Park Plaza (2 buildings)            257,058        100.0%   1985-1998           100%      E
      One Bay Plaza                           176,533        100.0%      1979             100%      E
                                              -------                                     ----
      MARKET TOTAL                          1,903,308                                      99%

 ATLANTA, GEORGIA
      191 Peachtree Street                  1,215,288         80.0%      1991              98%    C,F
      200 Galleria                            432,698        100.0%      1985              99%      C
                                              -------                                      ---
      MARKET TOTAL                          1,647,986                                      98%

 EAST BAY, CALIFORNIA
      Corporate Centre (2 buildings)          329,348        100.0%   1985-1987            95%      E
      ADP Plaza (2 buildings)                 300,308        100.0%   1987-1989            99%      E
      PeopleSoft Plaza                        277,562        100.0%      1984             100%      E
      Norris Tech Center (3 buildings)        260,513        100.0%   1984-1990           100%      E
      Golden Bear Center                      160,587        100.0%      1986              99%      E
      Park Plaza                               87,040        100.0%      1986              92%      E
                                               ------                                      ---
      MARKET TOTAL                          1,415,358                                      98%

 SEATTLE, WASHINGTON
      Washington Mutual Tower (3 buildings) 1,154,560         50.0%      1988              99%      G
      110 Atrium Place                        215,172        100.0%      1981             100%      E
      Island Corporate Center                 100,009        100.0%      1987              96%      E
                                              -------                                      ---
      MARKET TOTAL                          1,469,741                                      99%

 SANTA CLARA COUNTY, CALIFORNIA
      Pruneyard Office (3 buildings)          354,629        100.0%   1971-1999           100%    E,H
      10 Almaden                              294,809        100.0%      1989             100%      E
      Pruneyard Shopping Center               252,210        100.0%     1970s              91%      E
      Embarcadero Place (4 buildings)         192,081        100.0%      1984             100%      E
      Pruneyard Inn                            94,500        100.0%      1989              N/A    E,I
                                               ------                                      ---
      MARKET TOTAL                          1,188,229                                      98%

 SAN FRANCISCO, CALIFORNIA
      120 Montgomery Street                   420,310         66.7%      1955              98%      E
      One Post                                391,450         50.0%      1969             100%      E
      201 California Street                   240,230        100.0%      1980              91%      J
      188 Embarcadero                          85,183        100.0%      1985              99%      E
                                               ------                                      ---
      MARKET TOTAL                          1,137,173                                      97%


 MINNEAPOLIS, MINNESOTA
      Norwest Center                        1,117,439         50.0%      1988             100%      K
                                            ---------                                     ----
      MARKET TOTAL                          1,117,439                                     100%


                                           TOTAL
 MARKET NAME                              RENTABLE     CORNERSTONE       YEAR
  Property                              SQUARE FEET    INTEREST (A)   CONSTRUCTED     LEASED     NOTES
 ------------------------------------- ----------------------------- ------------- ------------ ------

 WASHINGTON, D.C./ALEXANDRIA,
 VIRGINIA
      Market Square (2 buildings)             688,709         70.0%      1990              99%    C,L
      99 Canal Center                         137,945        100.0%      1986              98%      C
      TransPotomac Plaza 5                     96,392        100.0%      1983              94%      C
      11 Canal Center                          70,365        100.0%      1986              96%      C
                                               ------                                      ---
      MARKET TOTAL                            993,411                                      98%

 SUBURBAN CHICAGO, ILLINOIS
      Corporate 500 Centre (4                 679,039        100.0%   1986/1990            98%      M
 buildings)
      One Lincoln Centre                      297,040        100.0%      1986              88%
                                              -------                                      ---
      MARKET TOTAL                            976,079                                      95%

 SANTA MONICA/WEST LOS ANGELES,
   CALIFORNIA
      West Wilshire (2 buildings)             235,787        100.0%   1960-1976            92%      E
      Wilshire Palisades                      186,714        100.0%      1981             100%      J
      Janss Court                             125,709        100.0%      1989             100%    E,N
      Searise Office Tower                    122,292        100.0%      1975             100%      E
      Commerce Park                            94,367        100.0%      1977             100%    E,O
      429 Santa Monica                         83,243        100.0%      1982              88%      E
                                               ------                                      ---
      MARKET TOTAL                            848,112                                      96%

 ORANGE COUNTY, CALIFORNIA
      Bixby Ranch                             277,289        100.0%      1987              93%      E
      18301 Von Karman                        219,508        100.0%      1991              89%      E
      2677 North Main                         213,318        100.0%      1987              96%      E
                                              -------                                      ---
      MARKET TOTAL                            710,115                                      93%

 SAN DIEGO, CALIFORNIA
      Centerside II                           286,949        100.0%      1987              93%      E
      Crossroads                              133,553        100.0%      1983             100%      E
                                              -------                                     ----
      MARKET TOTAL                            420,502                                      95%

 NEW YORK CITY, NEW YORK
      527 Madison Avenue                      215,332        100.0%      1986             100%
      Tower 56                                163,633        100.0%      1983              98%      P
                                              -------                                      ---
      MARKET TOTAL                            378,965                                      99%

 LOS ANGELES, CALIFORNIA
      700 North Brand                         202,531        100.0%      1981              96%      E
      Warner Park Center                       57,366        100.0%      1986             100%      E
                                               ------                                     ----
      MARKET TOTAL                            259,897                                      97%

 CONEJO VALLEY (VENTURA), CALIFORNIA
      Westlake Spectrum (2 buildings)         118,990        100.0%      1990             100%      E
      Agoura Hills                            115,208        100.0%      1987             100%      E
                                              -------                                     ----
      MARKET TOTAL                            234,198                                     100%

 OTHER REGIONS
      U.S. West (Murray, Utah)                136,608        100.0%      1985              81%      E
      400 Capitol Mall (Sacramento,           502,365        100.0%      1992             100%      Q
 California)
      Exposition Centre (Sacramento,           72,971        100.0%      1984              97%      E
                                               ------                                      ---
 California)
      MARKET TOTAL                            711,944                                      96%
                                              -------                                      ---

                                       ---------------
      TOTAL PORTFOLIO                      18,297,283                                      97%
                                                                                           ---
      Minority Interest Adjustment          (738,364)
                                            --------
 (R)
      CORNERSTONE PORTFOLIO                17,558,919                                      97%
                                                                                           ===
      Adjustment For Pruneyard Inn           (94,500)
                                             --------
      CORNERSTONE OFFICE PORTFOLIO         17,464,419




    --------------------
(A) Unless noted below, cash flow and residual proceeds will be distributed to Cornerstone according to its percentage interest.

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

(E) Property was acquired as a result of the Wilson Acquisition in December 1998. After receiving stockholder approval on December 14, 1998, the Company acquired substantially all of the properties and real estate operations of William Wilson & Associates and related entities ("WW&A") (the "Wilson Acquisition"). As part of the Wilson Acquisition, the Company acquired interests in 69 Class A office Properties, comprising approximately 9.2 million rentable square feet primarily in the San Francisco Bay Area and in Southern California, a shopping center consisting of approximately 252,000 rentable square feet in Santa Clara, California, a hotel consisting of 94,500 square feet in Santa Clara, California and 12.8 acres of developable land in the San Francisco Bay Area. The Company has since sold thirteen assets comprising approximately 1.4 million square feet.

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

(F) While the Company's stated interest in the partnership that owns 191 Peachtree Street is 80.0%, its economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $145.0 million, which earns interest at 9.375% and will receive a priority distribution on its acquired capital base. In 1999, the partner in the transaction, CH Associates, Ltd., received an annual Incentive Distribution (as defined) of $250,000, with the Company receiving the remainder of the cash flow of the Property. CH Associates, Ltd. received this distrbution through February 28, 2000.

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

(G) While the Company's stated interest in the partnership that owns Washington Mutual Tower is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 2000, the Company received 100% of the cash distributions from the partnership that owns Washington Mutual Tower.

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

(K) While the Company's stated interest in the partnership that owns Norwest Center is 50.0%, its economic interest in the Property is significantly larger due to priority distributions it receives on its invested capital base. For the three months ended March 31, 2000, the Company's share of earnings and cash distributions from the partnership that owns Norwest Center was 73.5%.

(L) During 1998, through a series of transactions, the Company acquired partnership interests with a stated interest of approximately 70.0% in the partnerships that own Market Square. The Company's economic interest is significantly larger since it has acquired the first mortgage note on the Property in the amount of $181.0 million which earns interest at 9.75% and will receive a priority distribution on its acquired capital base. In addition, the Company acquired a "buffer loan", with accrued principal and interest of $49.0 million at purchase, which accrues interest at a rate of Prime plus 1.25% and is payable from cash flow, refinancing or sales proceeds in excess of the first mortgage. During the three months ended March 31, 2000, the Company received 100% of the cash flow from the Property. On November 14, 1998, the Company purchased an additional interest in the partnerships that own Market Square which enabled it to gain sufficient control in order to consolidate the investment.

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

(Q) On January 21, 2000, the Company purchased 400 Capitol Mall in Sacramento, California. This Property contains approximately 502,000 rentable square feet. The total purchase price for the Property was approximately $130.0 million, consisting of approximately $128.0 million in cash and approximately $2.0 million of which was paid in UPREIT Units valued at $17.25 per unit. Of the cash paid, $104.8 million was Section 1031 exchange funds from the sale of One Norwest Center in Denver, Colorado during 1999.

(R) Rentable square feet includes an adjustment for the interest of a joint venture or minority partner. Calculations are based on the partners' percentage interest in the cash flows of the Property.

    During the first three months of 2000, the Company sold two properties for gross proceeds of $27,225,000 resulting in a net gain of $2,026,306.

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

    The proceeds from the sales of certain properties during 1999 totaling approximately $61.4 million, are included in restricted cash pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

4.   INVESTMENT IN JOINT VENTURES

    Investment in joint ventures represents the Company's two investments that are accounted for using the equity method of accounting. The first investment is the Company's 50.0% interest in a co-tenancy with Crocker Plaza Company for One Post, a 38-story, Class A office tower in San Francisco, California. The Company and Crocker co-manage and lease the Property. The second equity investment is the Company's interest in WCP Services, Inc. The Company owns 1% of the voting common stock and 100% of the non-voting common stock of WCP Services, Inc. The remaining shares of voting common stock of WCP Services, Inc. are owned by certain executive officers of the Company. The Company's ownership of voting and nonvoting common stock together represents a 95% economic interest in the earnings of WCP Services, Inc. WCP Services, Inc. provides property management, development and tenant construction supervision services to third parties. WCP Services, Inc. also provides tenant construction supervision services to tenants in Properties owned by Cornerstone.

5.   LONG-TERM DEBT

    The following table sets forth certain information regarding the consolidated debt obligations of the Company as of March 31, 2000, including mortgage obligations relating to the Properties. All of this debt, with the exception of the Convertible Promissory Note due 2001, is nonrecourse to the Company. However, notwithstanding the nonrecourse indebtedness, the lender may have the right to recover deficiencies from the Company in certain circumstances, including fraud, misappropriation of funds and environmental liabilities (Dollar amounts in thousands).



PROPERTY                       AMORTIZATION      INTEREST RATE (A)         MATURITY DATE             3/31/00       12/31/99
--------                       ------------      -----------------         -------------             -------       --------
FIXED RATE
----------
TransPotomac Plaza (B).......  Interest Only         7.28%                    Oct-2000               65,000        65,000
West Wilshire Office and
  Medical....................  25 year               6.90%                    Jan-2002               16,829        16,926
Searise Office Tower.........  25 year               6.90%                    Jan-2002               11,540        11,607
Exposition Centre............  25 year               6.90%                    May-2002                5,049         5,081
Wilshire Palisades...........  22 year               6.70%                    Jul-2002               28,826        29,047
110 Atrium Place               30 year               6.90%                    Mar-2004               21,429        21,517
527 Madison Avenue and
  One Lincoln Centre (B).....  Interest only         7.47%                    Oct-2004               65,000        65,000
Sixty State Street...........  30 year               6.84%                    Jan-2005               84,924        85,420
Island Corporate Center......  30 year               6.90%                    Apr-2005               13,134        13,170
Washington Mutual Tower......  Interest only         7.53%                    Nov-2005               79,100        79,100
Norwest Center...............  Interest only         8.74%                    Dec-2005              110,000       110,000
Agoura Hills.................  25 year               6.90%                    Dec-2005               11,918        12,003
Janss Court..................  30 year               6.90%                    Dec-2005               18,261        18,357
Bayhill 4,5,6 & 7............  25 year               6.90%                    Dec-2006               57,423        57,764
Market Square (C) and 200
  Galleria (B)...............  Interest only         7.54%                    Oct-2007              120,000       120,000
Corporate 500 Centre.........  25 year               6.66%                    Nov-2008               88,044        88,424
188 Embarcadero (D)..........  25 year               7.26%                    Aug-2009               15,548        15,606
Centerside II (D)............  25 year               7.26%                    Aug-2009               24,164        24,254
700 North Brand (D)..........  25 year               7.26%                    Aug-2009               26,838        26,938
Golden Bear Center (D).......  25 year               7.26%                    Aug-2009               20,401        20,477
Bixby Ranch (D)..............  25 year               7.26%                    Aug-2009               28,422        28,528
One Memorial Drive (D).......  25 year               7.26%                    Aug-2009               62,885        63,119
125 Summer Street (E)........  25 year               7.23%                    Nov-2009               78,553        78,844
Tower 56 (E).................  25 year               7.23%                    Nov-2009               24,932        25,024
Peninsula Office Park
  1,3,4,5,6,8 & 9 (E)........  25 year               7.23%                    Nov-2009               87,802        88,128
Embarcadero Place (E)........  25 year               7.23%                    Nov-2009               38,007        38,149
201 California Street (E)....  25 year               7.23%                    Nov-2009               44,340        44,504
                                                                                                  ---------     ---------

     TOTAL FIXED RATE DEBT                           7.31%   (F)               6.9 yrs (F)        1,248,369     1,251,987
                                                                                                  =========     =========



VARIABLE RATE
Seaport Centre (G)...........  25 year           LIBOR plus 1.50%             Dec-2000         57,819        58,000
Convertible Promissory
  Note due 2001 (H)..........  Interest only     8.11%max (I)                 Jan-2001         12,926        12,926
120 Montgomery Street........  24 year           LIBOR plus 1.40%             Nov-2002         48,002        48,160
Norris Tech Center...........  25 year           LIBOR plus 1.65%             Dec-2003         15,995        16,066
Other loans..................  Various           Various                       Various             --           245
                                                                                           ----------   -----------

     TOTAL VARIABLE RATE DEBT                        7.52%   (F)               1.7 yrs (F)    134,742       135,397
                                                                                           ----------   -----------

REPAID DEBT
The Pruneyard (J)              --                       --                          --             --        60,947
                                                                                           ----------   -----------
    TOTAL REPAID DEBT                                                                              --        60,947
                                                                                           ----------   -----------
TOTAL DEBT                                           7.33%   (F)               6.4 yrs (F) $1,383,111   $1,448,331
                                                                                           ==========   ===========
----------

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

(G) On December 15, 1999, through an extension and modification agreement, the maturity date of the $58.0 million variable rate debt held on Seaport Centre was extended from December 31, 1999 to December 31, 2000. At this time, the note changed from interest only to a 25 year amortizing loan.

(H) The lender, Hines Colorado Limited, has the right to convert the note into Common Stock at a conversion price of $14.30 per share. At maturity, the Company is entitled to repay the principal of the note with Common Stock priced at the lesser of $14.30 per share or the then existing share price.

(I) Lesser of 30-day LIBOR plus 0.5% or 8.11%.

(J) On February 8, 2000, this note was prepaid with proceeds from the Revolving Credit Facility. This note had an interest rate of LIBOR plus 1.50% and a maturity of July 2000.

        The combined aggregate amount of maturities for all long-term borrowings for 2000 through 2004 are $122,819,000, $12,926,000, $110,246,000, $15,995,000
and $86,429,000, respectively.

        Since most of the long-term debt is property-related, there are restrictive covenants that limit the total amount of indebtedness that can be placed on individual properties.

6.       CREDIT FACILITY

    The Company has a $550.0 million Revolving Credit Facility with a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America for acquisitions and general working capital purposes as well as the issuance of letters of credit (the "Revolving Credit Facility"). The interest rate on the facility depends on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of March 31, 2000, $355.1 million of the facility was outstanding at a rate of approximately 7.5%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 5.41% through the expiration of the swaps in December 2000. The Revolving Credit Facility contains certain restrictive covenants including: (i) a limitation on the Company's dividend to 90.0% of funds from operations and 110.0% of funds available for distribution, both as defined in the agreement; (ii) the percentage of total liabilities to total property asset value (as defined) cannot exceed 55.0%; (iii) the ratio of adjusted EBITDA to interest expense may not be less than 2.25 to 1.00; (iv) the fixed charge coverage ratio may not be less than 1.75 to 1.00; and (v) the ratio of total property asset value (as defined) to secured indebtedness may not be less than 2.22 to 1.00. The above terms reflect an amendment to the Revolving Credit Facility that occurred during 1999. The amendment allowed the Company to temporarily increase its leverage from 55.0% to 60.0% in (ii) above for a short period, which has since expired. The Company also increased its ability to enter into mortgage debt under (v) above by decreasing the required ratio from 2.5 to
1.00 to 2.22 to 1.00.

7.  COMMITMENTS AND CONTINGENCIES

    In the ordinary course of business, the Company is subject to tenant and property related claims and other litigation. It is the opinion of management, after consultation with outside counsel, that the resolution of these claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    In April 1998, the Company entered into a contract to acquire from the developer the 928,857 square-foot Piper Jaffray building under construction in Minneapolis. In November 1999, this contract was amended in connection with a 350,000 square-foot expansion lease with a major tenant of the building. The contract was amended to provide for a purchase price equal to the costs incurred in construction and development plus a fixed amount to the developer plus an additional amount based on the leasing of the building. In addition, at the Company's election, the closing of the acquisition may occur prior to the completion of the building, but the developer will remain obligated to complete the project. Through March 31, 2000, approximately $121.1 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 84.0% pre-leased.

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

    On December 9, 1999, the Company's Board of Directors approved a stock repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding Common Stock. The Company was to make periodic purchases on or prior to December 31, 2000 using available working capital on the open market at prevailing prices or in privately negotiated transactions. As of December 31, 1999, the Company had repurchased 347,400 shares of its outstanding Common Stock for an aggregate cost of approximately $4.9 million. There were no repurchases made from January 1, 2000 through the February 11, 2000 when the Repurchase Program was discontinued as a result of the merger with EOP.

    The following tables summarize the stock options and restricted stock grants for certain officers of the Company as of March 31, 2000:


STOCK OPTIONS

                         Options Granted      Exercise Price                               Options       Options      Options
    Date of Grant        (No. of Shares)       (Per Share)             Vesting           Exercised     Forfeited   Exercisable
    -------------        ---------------       -----------             -------           ---------     ---------   -----------

August, 1995 ........       637,500               $14.30         33.3%/yr, 10yr term         75,000             0      562,500
October, 1995 .......       150,000               $14.30         33.3%/yr, 10yr term         10,500             0      139,500
March, 1997 .........       880,000               $14.50         33.3%/yr, 10yr term         52,000             0      828,000
November, 1997 ......        70,000               $18.44         33.3%/yr, 10yr term              0             0       46,667
February, 1998 ......        70,000               $18.13         33.3%/yr, 10yr term              0        46,667       23,333
February, 1998 ......       595,000               $18.25         33.3%/yr, 10yr term              0        26,668      382,962
March, 1998 .. ......       200,000               $18.25         33.3%/yr, 10yr term              0       133,334       66,666
December, 1998 ......     3,000,000               $17.25         33.3%/yr, 10yr term              0        34,733      991,874
January, 1999  ......        20,000               $17.25         33.3%/yr, 10yr term              0             0            0
February, 1999 ......        10,000               $17.25         33.3%/yr, 10yr term              0        10,000            0
June, 1999 ..........        10,000               $17.25         33.3%/yr, 10yr term              0             0            0
January, 2000 .......     1,500,166               $15.19         33.3%/yr, 10yr term              0         2,000            0


RESTRICTED STOCK GRANTS

                                                                                         Shares
                         Value At Grant      Shares Initially     Shares Forfeited     Outstanding     Shares Vested    Vesting (A)
    Date of Grant       Date (Per Share)  Granted (No. of Shares) (No. of Shares)     (No. of Shares)  (No. of Shares)  See Notes
    -------------       ----------------  ----------------------- ----------------    ---------------  ---------------  ----------

August, 1995 ........     $14.30                   186,713           19,091                167,622           95,858          (B)
March, 1997 .........     $16.40                   100,000                0                100,000           34,112          (C)
November, 1997.......     $18.44                    12,500                0                 12,500            3,333          (D)
March, 1998 .........     $18.13                    12,500           10,833                  1,667            1,667
March, 1998 .........     $18.25                    19,178                0                 19,178           19,178          (E)
February, 1999.......     $15.50                   113,500            1,900                111,800            7,400          (F)
February, 2000.......     $16.81                    27,708                0                 27,708                0          (G)


----------
(A) Deferred compensation of approximately $6,100,000 is being amortized according to the respective amortization schedule for each vesting period noted below, with the unamortized balance shown as a deduction from stockholders' equity. Regular distributions are paid on restricted stock.

(B) The grant will fully vest with respect to 13.333% on June 30, 1996, 1997, 1998, 1999 and with respect to 46.668% on June 30, 2000. Pursuant to the terms of a separation agreement, the vesting with respect to 6,462 shares will be accelerated to fully vest on April 14, 2000.

(C) The grant will fully vest with respect to 13.333% on June 30, 1998, 1999, 2000, 2001 and with respect to 46.668% on June 30, 2002. Pursuant to the terms of a separation agreement, the vesting with respect to 7,446 shares will be accelerated to fully vest on April 14, 2000.

(D) The grant will fully vest with respect to 13.333% on June 30, 1998, 1999, 2000, 2001 and with respect to 46.668% on June 30, 2002.

(E) The initial grant was to vest with respect to 13.333% on March 15, 1999, 2000, 2001, 2002 and with respect to 46.668% on March 15, 2003. Pursuant to the terms of a separation agreement, the vesting with respect to 16,621 shares was accelerated to fully vest on December 31, 1999.

(F) The grant will fully vest on February 1, 2004. Pursuant to the terms of certain separation agreements, the vesting with respect to 1,400 shares was accelerated to fully vest on July 1, 1999.

(G) The grant will fully vest on February 15, 2005.

9.  STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    A distribution of $0.31 per share/unit was declared for the first quarter of 2000 and paid on February 29, 2000, to Common Stockholders and Unitholders of record as of January 31, 2000.

    On March 8, 2000, as provided in the merger agreement with EOP, the Board of Directors declared a distribution of $0.20 per share/unit, payable on April 14, 2000, to Common Stockholders and Unitholders of record as of March 31, 2000. This distribution was declared to make Cornerstone's distribution schedule consistent with that of EOP pending the merger (see Note 1).

10. NET INCOME PER COMMON SHARE

    The table below sets forth the calculation of income per common share for the three months ended March 31, 2000 and 1999 (Dollar amounts in thousands, except per share amounts):

                                              MARCH 31, 2000               MARCH 31, 1999
                                        ------------------------     ------------------------

                                          BASIC        DILUTED         BASIC         DILUTED
                                        ---------     ----------     ----------     ---------
Proceeds upon exercise of options ...        --        $  44,832           --        $  23,871
Market price of shares
   average for the respective year ..        --        $   16.09           --        $   15.24
Treasury shares that could be
   repurchased (options) ............        --            2,786           --            1,566
Option shares outstanding ...........        --            3,030           --            1,657
Weighted common stock equivalent
   shares (excess shares under
   option over Treasury shares that
   could be repurchased) ............        --              226           --               91
Convertible preferred stock .........        --            3,030           --             --
Convertible debt shares .............        --              904           --             --
Weighted average common shares
   outstanding ......................     129,269        129,269        128,211        128,211
                                        ---------      ---------      ---------      ---------
Adjusted weighted average common
   Shares outstanding ...............     129,269        133,429        128,211        128,302
Net income for the period ...........   $  37,575      $  37,575      $  29,032      $  29,032
Interest on convertible debt                 --              192           --             --
Income applicable to
   preferred stock ..................   $    (875)     $    --        $    (875)     $    (875)
                                        ---------      ---------      ---------      ---------
Net income applicable to
     common stock ...................   $  36,700      $  37,767      $  28,157      $  28,157
Net income per common share .........   $    0.28      $    0.28      $    0.22      $    0.22

    The stock options issued in November 1997, February 1998, March 1998, December 1998, January 1999, February 1999 and June 1999 were not included in the calculation of diluted earnings per share as such options were anti-dilutive during the period. In addition, the Company will be obligated to redeem each UPREIT Unit held by such unitholder for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of one share of Common Stock at the time of redemption. As of March 31, 2000, 1,235,425 UPREIT Units have been redeemed for shares of Common Stock on a one-for-one basis and 110,848 UPREIT Units have been redeemed for approximately $1.7 million in cash.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was approximately $30,449,000 and $34,263,000 for the three months ended March 31, 2000 and 1999, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

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

     On January 21, 2000, the Company acquired 400 Capitol Mall in Sacramento, California. The total purchase price for the Property was approximately $130.0 million, consisting of approximately $128.0 million in cash which were Section 1031 exchange funds from the sale of One Norwest Center in Denver, Colorado during 1999, and approximately $2.0 million of which was paid in UPREIT Units valued at $17.25 per unit.

    On February 15, 2000, the Company issued 27,708 shares of restricted stock valued at $16.81 per share to certain employees of the Company. Refer to Note 8 for the vesting of this grant.

    On March 8, 2000, 9,200 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

    On March 30, 2000, 101,050 UPREIT Units were redeemed for shares of Common Stock on a one-for-one basis.

18. SEGMENT REPORTING

     The Company has one reportable segment - real estate. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 1.

     The Company evaluates performance based on net operating income from the individual properties in the segment. Selected results of operations for the three months ended March 31, 2000 and 1999 and selected asset information as of March 31, 2000 and December 31, 1999 regarding the Company's operating segment are as follows (Dollar amounts in thousands):


                                                          CORPORATE &          COMPANY
                                    TOTAL SEGMENT          OTHER(A)             TOTAL
                                    ---------------    --------------    -----------------
Total revenues (B):
Three months ended:
     March 31, 2000                   $  148,813          $    2,143           $  150,956
     March 31, 1999                      150,786                 979              151,765
Total operating and
     Interest expenses (C):
Three months ended:
     March 31, 2000                   $   48,266          $   35,272           $   83,538
     March 31, 1999                       51,858              39,237               91,095
Net operating income (D):
Three months ended:
     March 31, 2000                   $  100,547          $  (33,129)          $   67,418
     March 31, 1999                       98,928             (38,258)              60,670
Total long-lived assets (E):
     March 31, 2000                   $3,805,678          $   85,329           $3,891,007
     December 31, 1999                 3,770,924              66,064            3,836,988
Total assets:
     March 31, 2000                   $3,883,939          $  270,159           $4,154,098
     December 31, 1999                 3,776,765             393,463            4,170,228

----------
(A) Corporate and Other represents all corporate-level items (including interest income, interest expense and general and administrative expenses) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(B) Total revenues represents all revenues during the period (including the Company's earnings in joint ventures). All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.

(C) Total operating and interest expenses represents the sum of building operating expenses, real estate taxes, interest expense and general and administrative expenses. All interest expense (including property level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of approximately $24,390,000 and $25,085,000 for March 31, 2000 and 1999, respectively.

(D) Net operating income represents total revenues (as defined in note (B) above) less total operating and interest expense (as defined in note (C) above) for the period.

(E) Long-lived assets is composed of total rental property, investments in joint ventures, other deferred costs, deferred tenant receivables and certain other assets.

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes included herein.

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


RESULTS OF OPERATIONS

    Cornerstone's principal source of income is rental revenues received through its investment in 76 fee simple investments, six real estate partnerships, one limited liability company, one co-tenancy agreement and one mortgage. NWC Limited Partnership ("NWC"), Third and University Limited Partnership ("Third Partnership"), One Ninety One Peachtree Associates ("191 Peachtree"), Two
Twenty Two Berkeley Associates ("222 Berkeley"), Five Hundred Boylston West Venture ("500 Boylston") and Avenue Associates Limited Partnership ("Market Square") have been consolidated because Cornerstone has the majority interest in the economic benefits and is or has the right to become managing general partner at its sole discretion. 120 Montgomery Associates, LLC ("120 Montgomery") has been consolidated because the Company has the majority interest in the economic benefits and control of the major decisions of the limited liability company. The Company has accounted for its investment in Market Square and One Post using the equity method of accounting because it does not have sufficient control of the day-to-day operations of the investments.

    PROPERTY RESULTS. For the three months ended March 31, 2000 and 1999, property results can be summarized as follows (in thousands):

                                   For the three       For the three
                                    months ended        months ended
                                   March 31, 2000      March 31, 1999
-------------------------------- ------------------- -------------------
Office and Parking Rentals                 $147,826            $149,476
Less:
  Building Operating Expenses                27,339              31,077
  Real Estate Taxes                          18,137              19,524
  Depreciation and Amortization              24,390              25,085
                                             ------              ------
Total Operating Expenses                     69,866              75,686
                                             ------              ------
Total Property Income                       $77,960            $ 73,790
                                            =======            ========


     The increase in property income of $4.2 million for the three months ended March 31, 2000 as compared to the same period in 1999 was due to an increase in same store Property Income on the 82 properties held during both periods of $11.2 million; the same store increase was due to rising rental rates and an increase in average occupancy on the same store portfolio from 95.3% to 97.4%; the acquisition of 400 Capitol Mall and the completion of Pruneyard Place development project gave rise to an increase of $2.5 million; and, the sale of 15 Properties over the past twelve months gave rise to a decrease of $9.5 million.

    EARNINGS IN  JOINT VENTURES.

     The earnings in joint ventures of approximately $0.1 and $0.3 million or the three months ended March 31, 2000 and 1999, respectively, is comprised of the Company's investments in One Post and WCP Services, Inc., both of which were acquired as part of the Wilson Acquisition.

    INTEREST AND OTHER INCOME.

    Interest and other income increased to approximately $3.0 million for the three months ended March 31, 2000 from approximately $2.0 million for the three months ended March 31, 1999. The increase was due to a $1.5 million increase in interest earned from short-term investments, and a $0.2 million increase in other income. These increases were offset by a $0.2 million decrease in tenant alteration income and a $0.5 million increase in management fee income.

    INTEREST EXPENSE.

     Interest expense incurred by Cornerstone was $31.0 million and $34.4 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in interest expense was due to the following: a decrease of approximately $2.1 million due to the retirement of debt as a result of property sales; a decrease of approximately $0.1 million due to the early payoff of the debt relating to the Pruneyard Properties; a decrease of approximately $3.1 million in interest associated with the Company's line of credit due primarily to the pay down of the outstanding balance from the two debt restructurings during the second half of 1999 as discussed below; and a decrease of approximately $0.3 associated with the pay down of various other debt during 2000. These decreases were offset by the following: an increase of approximately $0.4 million from the restructuring of certain mortgage debt with the Prudential Insurance Company of America and Northwestern Mutual Life Insurance Company which occurred in the second half of 1999; an increase of $1.1 million from the restructuring of certain mortgage debt with the Prudential Insurance Company of America which occurred in the second half of 1999; an increase of approximately $0.6 million due to the increase in the Company's floating rate interest loans; and approximately $0.1 million due to additional financing relating to the acquisition of 400 Capitol Mall on January 21, 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES.

     The aggregate amount of Cornerstone's general and administrative expenses increased to $7.0 million for the three months ended March 31, 2000 from $6.1 million for the three months ended March 31, 1999. The increase of $0.9 million is due mainly to the additional employees, space, systems and other support necessary to manage the substantial growth in assets of the Company during the past two year period.

    CARRYING VALUE IN EXCESS OF MARKET VALUE OF ASSETS HELD FOR SALE.

    The Company has ten Properties held for sale which as of March 31, 2000 are valued at approximately $131.0 million, the lower of the carrying amount or the fair value less estimated costs to sell. The Company has recorded a $0.8 million write down on two of these assets which represents the difference between the carrying value of these assets and the expected selling price less costs to sell.

    GAIN ON SALE OF REAL ESTATE ASSETS.

    During the three months ended March 31, 2000, the Company sold its interest in two office properties for gross proceeds of $27.2 million, comprising approximately 0.2 million rentable square feet in the San Francisco Bay Area, resulting in a gain of approximately $2.0 million. The remaining gain of approximately $0.3 million relates to the sale of Properties during 1999 as discussed below.

    During 1999, the Company sold its interest in 13 office Properties for gross proceeds of $495.7 million, comprising approximately 3.0 million rentable square feet in Charlotte, Denver, Phoenix (four Properties), the San Francisco Bay Area (six Properties) and Southern California, resulting in a gain of approximately $131.0 million.


   MINORITY INTEREST IN OPERATING PARTNERSHIP.

     The minority interest in operating partnership increased to $5.4 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999 due to increased income offset slightly by the decrease in unitholders and the minority unitholders share of the partnership decreasing from 13.7% to 12.9%.

   MINORITY INTEREST IN JOINT VENTURES.

   The minority interest in joint ventures was $1.5 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW (DOLLAR AMOUNTS IN THOUSANDS)

                                       For the three         For the three
                                     months ended March    months ended March
Cash flow provided by (used in):          31, 2000              31, 1999
--------------------------------------------------------------------------------

Operating activities .................    $ 59,827             $ 62,281
Investing activities .................     (11,830)             (21,888)
Financing activities .................     (40,477)             (58,174)
Earnings to fixed charges ratio ......        2.08                 1.78

        Cash provided by operating activities decreased to approximately $59.8 million for three months ended March 31, 2000 from approximately $62.3 million for the three months ended March 31, 1999. The decrease is primarily due to a $10.0 million increase in Net Income, a $5.0 million increase due to a decrease in the net effect of the change in receivables, plus a $0.1 million increase due to miscellaneous items. These amounts were offset by a $15.2 million decrease in the increase in accounts payable and liabilities from the first quarter of 1999 and a $2.3 million decrease due to the sale of assets in the first quarter.

        Cash used in investing activities decreased to approximately $11.8 million for the three months ended March 31, 2000 from approximately $21.9 million for the three months ended March 31, 1999. The decrease of approximately $10.1 million was primarily due to the following: during 2000 the Company sold two Properties for net proceeds of approximately $26.2 million whereas the Company had no Property sales during the same period in 1999. This amount was offset by a decrease of approximately $0.1 in the repayment of a notes receivable from a related party (the note was paid off in January 1999) and an increase of approximately $16.0 million in the cash used to pay for the additions to investment property which consisited of the acquisition of 400 Capitol Mall in 2000 and a slight reduction in the cash used to fund the capital requirements at the existing Properties.

        Cash used in financing activities decreased to approximately $40.5 million for the three months ended March 31, 2000 from approximately $58.2 million for the three months ended March 31, 1999. The decrease in cash used in financing activities of approximately $17.7 million is due to the following: an increase in repayments under credit facility of $46.4 million; an increase in repayments under mortgage loans of $37.4 million; an increase of $0.5 million in unitholder redemptions; and an increase in distributions to minority partners and common stockholders of $2.3 million and $5.5 million, respectively. These increases were offset by the following: an increase of $58.5 million in borrowings under credit facility; a $50.3 million decrease in restricted cash; a decrease of $0.4 million in debt refinancing deposits; a decrease of $0.2 million in stock and debt issuance costs; and an increase in contributions from a joint venture partner of approximately $0.4 million in 2000.

        The ratio of earnings to fixed charges and dividends on preferred stock increased to 2.08 at March 31, 2000 from 1.78 at March 31, 1999, due mainly to the net gain on real estate assets during the three months ended March 31, 2000.

CAPITAL STOCK TRANSACTIONS

    On January 20, 2000, 34,201 UPREIT Units were redeemed for cash of approximately $0.5 million.

    On February 15, 2000, the Company issued 27,708 shares of restricted Common Stock to certain employees of the Company.

    On March 2, 2000, the Operating Partnership issued a total of 115,869 UPREIT Units to certain persons (including certain executive officers) in connection with the acquisition 400 Capitol Mall in Sacramento, California. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act.

    On March 8, 2000, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 9,200 shares of Common Stock.

    On March 30, 2000, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 101,050 shares of Common Stock.

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

    Included in FFO for the three months ended March 31, 2000 and 1999, is approximately $6.2 million and $6.9 million, respectively, for free and deferred rental income (after adjustment for minority interest).

    The table below sets forth the adjustments which were made to the net income of the Company in the calculation of FFO for the last three years (amounts in thousands):

                                                     FUNDS FROM OPERATIONS (1)

                                                  THREE MONTHS        THREE MONTHS
                                                     ENDED               ENDED
                                                 MARCH 31, 2000      MARCH 31, 1999
                                                 --------------      --------------

Net income                                           $ 37,575           $ 29,032

NAREIT adjustments:
 Depreciation and amortization (2)                     24,390             25,085
 Minority adjustments                                    (686)              (677)
 Unconsolidated depreciation (3)                          382                373
 Cumulative Effect of a Change in
    Accounting Principle                                   --                630
 Impairment Costs                                         803                 --
 Gain on sale of Assets                                (2,260)                --

Other adjustments:
 Severance payments                                        --                247
 Minority interest allocated to unitholders             5,436              4,473

FUNDS FROM OPERATIONS                                  65,640             59,163
                                                     --------           --------

Interest  Expense on Convertible Note                     192                200
                                                     --------           --------

FUNDS FROM OPERATIONS
 (ADJUSTED FOR CONVERTIBLE DEBT)                     $ 65,832           $ 59,363
                                                     ========           ========

(1) Although the Company believes that this table is a full and fair presentation of the Company's FFO, similarly captioned items may be defined differently by other REITs, in which case direct comparisons may not be possible.

(2) The depreciation and amortization adjustment does not include amortization of deferred financing costs and depreciation of non-real estate assets in accordance with guidance from NAREIT. For the three months ended March 31, 2000 and 1999, depreciation and amortization includes $990,000 and $1,003,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

(3) For the three months ended March 31, 2000 and 1999, the unconsolidated depreciation adjustment includes $179,000 and $169,000, respectively, of amortization relating to the intangible management and development company assets that were acquired as part of the Wilson Acquisition.

     The increase in FFO for the three months ended March 31, 2000 as compared to the same period in 1999 was due to same store growth FFO growth on the 82 properties held in both periods of $10.6 million as a result of increased occupancy (95.3% vs. 97.4%) and higher rental rates on new leases. These amounts were offset by a $1.3 million increase in General and Administrative costs due to higher employee costs, a $2.2 million decrease due to the net sale of 13 assets, the refinancing of $450 million of mortgage debt and higher interest rates, and a $0.6 million increase in minority interest due to improved performance at our joint venture properties.

MORTGAGE INDEBTEDNESS

   On February 8, 2000, the Company prepaid the note on The Pruneyard. The loan had an interest rate of LIBOR plus 1.50% and a maturity of July 2000. The balance at the time of prepayment was approximately $60.9 million.

OTHER INDEBTEDNESS

    On November 3, 1998, a syndicate of 17 banks led by Deutsche Bank, The Chase Manhattan Bank and Bank of America provided the Company with a $550.0 million line of credit for acquisitions and general working capital purposes (the "Revolving Credit Facility"). The facility is also available for the issuance of letters of credit. The interest rate on the Revolving Credit Facility depends on the Company's ratio of total debt to total asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the borrower's option. The letters of credit will be priced at the applicable Eurodollar credit spread. The Revolving Credit Facility expires on November 3, 2001. As of March 31, 2000, $355.1 million of the facility was outstanding at a rate of approximately 7.5%. Of this amount, approximately $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 5.41% through the expiration of the swaps in December 2000. These swaps are considered hedges for federal income tax purposes. During 1999, the Revolving Credit Facility was amended to allow the Company to temporarily increase its leverage from 55.0% to 60.0% for a short period, which has since expired. The amendment also increased the Company's ability to enter into mortgage debt by decreasing the required ratio of total property asset value (as defined) to secured indebtedness from 2.5 to 1.00 to 2.22 to 1.00.

STOCKHOLDERS' AND UNITHOLDERS' DISTRIBUTIONS

    Cornerstone intends to distribute at least 95.0% (90% beginning in 2001) of its taxable income to maintain its qualification as a REIT. The Company anticipates that cash flow will exceed taxable income for the foreseeable future. Cornerstone's distribution policy is to pay distributions based upon cash flow, less prudent reserves. The Company paid distributions of $0.31 per share/unit to all stockholders and unitholders on February 29, 2000 (to stockholders and unitholders of record as of January 31, 2000. On March 8, 2000, as provided in the merger agreement with EOP, the Board of Directors declared a distribution of $0.20 per share/unit, payable on April 14, 2000, to Common Stockholders and Unitholders of record as of March 31, 2000. This distribution was declared to make Cornerstone's distribution schedule consistent with that of EOP pending the merger.

At the present time, the Company is current in the payment of all preferred dividends.

LIQUIDITY

    At March 31, 2000, the Company had approximately $27.2 million in cash and cash equivalents and approximately $71.8 million in restricted cash. Restricted cash includes prepaid rents and security deposits for some of the Company's office properties and escrow and reserve funds for real estate taxes, property insurance, capital improvements, tenant improvements and leasing costs. These funds were established pursuant to certain mortgage and construction financing arrangements. As of March 31, 2000 restricted cash also includes the proceeds from the sale of certain properties during 1999 totaling approximately $61.4 million which are restricted pursuant to the terms of Section 1031 of the Internal Revenue Code of 1986, as amended, "Exchange of property held for productive use or investment."

    At March 31, 2000, Cornerstone also had $194.9 million available under its Revolving Credit Facility for general corporate purposes. In addition, Cornerstone anticipates it will receive distributions from its real estate partnerships, rental income from its fee owned properties and interest income from its mortgages on a monthly basis that will cover normal operating expenses and pay distributions to its stockholders and unitholders. Based upon its cash reserves and other sources of funds, including its $550.0 million Revolving Credit Facility, management believes Cornerstone has sufficient liquidity to meet its cash requirements for the remainder of 2000.

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

    DEVELOPMENT PROJECT

    In April 1998, the Company entered into a contract to acquire from the developer the 928,857 square-foot Piper Jaffray building under construction in Minneapolis. In November 1999, this contract was amended in connection with a 350,000 square-foot expansion lease with a major tenant of the building. The contract was amended to provide for a purchase price equal to the costs incurred in construction and development plus a fixed amount to the developer plus an additional amount based on the leasing of the building. In addition, at the Company's election, the closing of the acquisition may occur prior to the completion of the building, but the developer will remain obligated to complete the project. Through March 31, 2000, approximately $121.1 million has been spent on the construction. The project is scheduled to be completed in the year 2000 and is approximately 84.0% pre-leased.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (dollar amounts in thousands) based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from LIBOR plus 0.5% to LIBOR plus 1.65%.

    Annual rates on advances from the Revolving Credit Facility depend on the Company's ratio of total debt to asset value (as defined) at the time of borrowing and will be at a spread of 1.10% to 1.40% over the applicable LIBOR or Prime Rate at the Company's option. Of the total advances outstanding under the facility at March 31, 2000, $250.0 million is fixed with interest rate swaps, which effectively fix the rate at 5.41% through the expiration of the swaps in December 2000.


                                                                                                                        FAIR
                                    2000       2001        2002        2003       2004    THEREAFTER      TOTAL         VALUE
                                    ----       ----        ----        ----       ----    ----------      -----         -----
LONG-TERM DEBT:
  Fixed rate                       65,000      --         62,244        --       86,429      1,034,696   1,248,369    1,196,643
     Average interest rate          7.28%      --          6.81%        --        7.33%          7.34%

  Variable rate                    57,819     368,026     48,002      15,995       --           --         489,842      525,344

INTEREST RATE SWAPS:
  Variable to Fixed               250,000      --           --          --         --           --          --            --
     Average pay rate (1)           5.07%      --           --          --         --           --          --            --

     Average receive rate (1)       6.00%      --           --          --         --           --          --            --



(1)     As of March 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Note 7 to the Condensed Consolidated Financial Statements, which is specifically incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 20, 2000, 34,201 UPREIT Units were redeemed for cash of approximately $0.5 million.

        On February 15, 2000, the Company issued 27,708 shares of Common Stock to certain executives of the Company.

        On March 2, 2000, the Operating Partnership issued a total of 115,869 UPREIT Units to certain persons (including certain executive officers) in connection with the acquisition 400 Capitol Mall in Sacramento, California. Such securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were issued in an exempt transaction pursuant to Section 4(2) of the Securities Act.

        On March 8, 2000, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 9,200 shares of Common Stock.

        On March 30, 2000, as a result of the redemption of UPREIT Units on a one-for-one basis, the Company issued an additional 101,050 shares of Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

           1) Exhibit 12.1: Statement of Computation of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

           2) For EDGAR filing purposes only, this report contains Exhibit 27, Financial Data Schedule

           3)  Exhibit 99.1: First Quarter 2000 Supplemental Package

(b)     Reports on Form 8-K:

        1.     Form 8-K dated February 16, 2000

               Item 5 - Announcement of agreement and plan of merger among Equity Office Properties Trust, EOP Operating Partnership, Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership dated February 11, 2000.

               Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. Agreement and Plan of Merger dated as of February 11, 2000, among Equity Office Properties Trust, EOP Operating Partnership, Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership; Stock Option Agrement, dated February 11, 2000, by and among Cornerstone Properties Inc., Equity Office Properties Trust, Deutsche Bank AG and Deutsche Herold Lebensversicherungs-AG; Voting Agreement, dated February 11, 2000, by and among Equity Office Properties Trust, EOP Operating Limited Partnership, WCP Services, Inc. and Stichting Pensioenfonds voor de Gezondheid, Geestelijke en Maatschappelijke Belangen; and Text of news release relating to the mergers dated February 11, 2000.

        2.     Form 8-K dated March 10, 2000
               Item 5 - Supplemental information package distributed in conjunction with the Fourth Quarter 1999 Earnings Release of Cornerstone Properties Inc.
               Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. Text of supplementary materials dated March 3, 2000.

        3.     Form 8-K/A dated March 17, 2000
               Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. Text of revised supplementary materials originally dated March 3, 2000.

        4.     Form 8-K dated April 10, 2000
               Item 5 - Announcement regarding the updating of the Company's website relating to its deveolpment information.
               Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits. Text of update to the Company's website relating to its development information.







                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORNERSTONE PROPERTIES INC.
                                       (Registrant)


                                       By: /s/ John S. Moody
                                           -------------------------------------
                                           John S. Moody, President & CEO

                                       Date:  May 15, 2000

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

                                       Date:  May 15, 2000